Form 10-K
period 2001-12-31
TRI UNION DEVELOPMENT CORP
filed 2002-04-01
CIK 1145076

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 333-66282

                  For the fiscal year ended December 31, 2001

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

                 SECURITIES REGISTERED PURSUANT TO SECTION 12(d)
                                  OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK $0.01 PAR VALUE
                                (TITLE OF CLASS)




INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES    X   NO
     ----       ----

AS OF APRIL 1, 2002 THERE WERE 368,333 SHARES OF CLASS A COMMON STOCK, PAR VALUE $0.01 PER SHARE AND 65,000 SHARES OF CLASS B COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING.

                        TRI-UNION DEVELOPMENT CORPORATION
                     (formerly Tribo Petroleum Corporation)

                                TABLE OF CONTENTS


Part I.

         Item 1.      Business.........................................................................   2
         Item 2.      Properties.......................................................................   4
         Item 3.      Legal Proceedings................................................................  20
         Item 4.      Submission of Matters to a Vote of Security Holders..............................  21

Part II.

         Item 5.      Market for Common Stock and Related Shareholder Matters..........................  21
         Item 6.      Selected Financial Data..........................................................  22
         Item 7.      Management's Discussion and Analysis of Financial Condition and
                           Results of Operations.......................................................  23
         Item 7a.     Qualitative and Quantitative Disclosures About Market Risks......................  30
         Item 8.      Financial Statements and Supplementary Data......................................  32
         Item 9.      Changes in and Disagreements with Accountants on Accounting and
                           Financial Disclosure........................................................  32

Part III.

         Item 10.     Directors and Executive Officers of the Registrant...............................  33
         Item 11.     Executive Compensation...........................................................  34
         Item 12.     Security Ownership of Certain Beneficial Owners and Management...................  35
         Item 13.     Certain Relationships and Related Transactions...................................  36

Part IV.

         Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................  38

Glossary of Selected Oil and Gas Terms.................................................................  39
Signatures.............................................................................................  42
Financial Statements
         Reports of Independent Public Accounts........................................................ F-2
         Reports of Independent Public Accounts........................................................ F-3
         Consolidated Balance Sheets................................................................... F-4
         Consolidated Statements of Operations and Comprehensive Income (Loss)......................... F-5
         Consolidated Statements of Stockholder's Equity............................................... F-6
         Consolidated Statements of Cash Flows......................................................... F-7
         Notes to Consolidated Financial Statements.................................................... F-8

SUMMARY

Unless specified otherwise, references to "Tri-Union," "we," and "our" refer to Tri-Union Development Corporation ("TDC") and Tri-Union Operating Company ("TOC"), our wholly owned subsidiary. The consolidated historical financial, reserve, and operating data set forth include information for our subsidiary and us on a consolidated basis. The information in this report gives effect to our merger with our former parent corporation, Tribo Petroleum Corporation, on July 27, 2001. If you are not familiar with some of the oil and natural gas terms used in this report, please read "Glossary of Selected Oil and Natural Gas Terms" beginning on page 39.

PART I.

ITEM 1.  BUSINESS

    We are an independent oil and natural gas company engaged in the acquisition, development, exploration and production of oil and natural gas properties in three core areas. Our core areas are located onshore Gulf Coast, primarily in Texas and Louisiana, offshore Gulf Coast in the shallow waters of the Gulf of Mexico and in the Sacramento Basin of northern California. We have established significant operating expertise in our core areas and, since 1999, have achieved substantial production growth with a limited capital budget.

    TOC's principal asset is a net profits interest in a field operated by us. This interest is TOC's primary oil and natural gas property and represents less than 5% of our consolidated proved reserves.

    At December 31, 2001, we had net proved reserves of 191.7 Bcfe, approximately 56% of which were natural gas, with a reserve life of 12.5 years. Our reserve base is diversified across our three core areas, with 59.7% of our proved reserves located onshore Gulf Coast, 10.6% offshore Gulf Coast and 29.6% in California. Each of these core areas is characterized by years of stable, historical production and numerous producing wells. We operate approximately 92% of our proved reserves.

    We own interests in 38 fields located onshore Gulf Coast, 36 producing blocks offshore Gulf Coast and 15 fields located in California. During 2001, these fields produced approximately 42 Mmcfe per day.

    We have a large inventory of development projects that we have only recently begun to exploit. Because we operate in older, more mature fields with long production histories and many producing wells, we believe these projects represent low-risk opportunities to add to our reserves. We completed 65 of these projects during 1999, 2000 and 2001 for $24.2 million in development capital expenditures for drilling and recompletions.

    In our California region during 2001, we drilled 4 development wells, conducted 33 sidetrack/deepening and stimulation projects of existing wells and acquired approximately 33 square miles of 3-D seismic data. During 2001, we identified 42 proved undeveloped locations and 28 proved non-producing opportunities that we intend to exploit during 2002 and 2003. We are currently evaluating the seismic data and expect the results to lead to a significant number of additional opportunities.

    At December 31, 2001, approximately 80% of our projected oil and natural gas production from proved developed producing reserves (and the basis differential attributable to approximately 80% of our projected proved developed producing natural gas production from our California properties) was hedged through December 31, 2003 at average swap prices of $3.96 per Mcf and $24.42 per Bbl, or a weighted-average natural gas-equivalent price of approximately $4.01 per Mcfe. In connection with the issuance of our senior secured notes, we agreed to maintain, on a monthly basis, a rolling two-year hedge program until the maturity of the notes, subject to certain conditions. In March 2002, we terminated certain of our derivatives contracts and replaced them with contracts providing for price floors at the prices specified under the terms of the senior secured notes of $2.75 per MMBtu of natural gas (Henry Hub) and $18.50 per barrel of crude oil (West Texas Intermediate). We believe this hedging program will assist with the successful execution of our development plans and profitably grow production from current levels.

    We acquired our first significant reserves in 1996 with the Reunion acquisition and have grown substantially since that time. Since January 1997, our first full year following the Reunion acquisition, our reserves increased from 46.9 Bcfe to 191.7 Bcfe. Similarly, annual production increased from 2.0 Bcfe in 1996 to 15.3 Bcfe in 2001. EBITDA increased from $2.7 million in 1996 to $71.2 million in 2001. Since 1996 we have achieved growth profitably, investing $131.6 million in acquisition and drilling capital expenditures.

    On July 27, 2001, we were the surviving corporation in a merger with our parent corporation, Tribo Petroleum Corporation. As a consequence of this merger, we assumed all of the rights and obligations of Tribo.

OUR STRATEGY

    Focus on our California properties. Oil and natural gas prices declined during the latter half of 2001, adversely affecting our working capital and requiring us to reduce our budgeted capital expenditures. As a consequence of these limitations and other unpredictable events, our production declined during the last two quarters of 2001. As a result of our capital limitations, coupled with our obligation to pay approximately $28 million in interest and principal on our senior secured notes on June 1, 2002, we determined to focus our future efforts on our California gas assets. This strategic focus is warranted by our current and historic successes in the area.

    During the last half of 2001, we identified over five thousand feet (5000') of behind pipe pay in numerous wellbores in the Sacramento Basin and began a 60-well recompletion program. In the third and fourth quarters of the year, seventeen wells were successfully recompleted, adding over 6.2 Bcf of new reserves at an average finding and development cost of less than $0.10 per Mcf. In November, we also completed one proven undeveloped ("PUD") location, adding
1.2 Bcf gross or 565 Mmcf net booked reserves at an average finding and development cost of $0.50 per Mcf. To date, we have successfully drilled and completed 12 out of 13 wells in this region for a success rate of greater than 90%. We currently have an additional 40 PUD locations booked in the December 31, 2001 reserve report and have completed a 33 square mile 3-D seismic survey covering over 23,000 acres that is expected to yield additional drilling opportunities. Operating costs in the area have historically been well below the industry average.

    In order to fund our continued development efforts in the Sacramento Basin and to provide the necessary cash to meet our obligations and the required amortization payments on the senior secured notes, we intend to divest most or all of our Gulf Coast onshore and offshore assets during 2002. We have retained the services of an oil and gas marketing agent to assist us in the sales process. Sales brochures have been distributed and a number of potential buyers are currently evaluating the sale properties.

OUR BANKRUPTCY AND RECAPITALIZATION

    In March 1998, we acquired certain onshore Texas oil and natural gas properties from Apache Corporation. Prior to the acquisition, we had approximately $35 million in debt outstanding. We incurred approximately another $63 million in debt in connection with the acquisition. A portion of this debt was in the form of a short-term, amortizing bank loan. In August 1998, before we were able to refinance our bank loan, commodity prices began falling, with oil prices ultimately reaching a 12-year low in December 1998. The resultant negative effect on our cash flow from the deterioration of commodity prices, coupled with the required amortization payments on our bank loan, severely restricted the amount of capital we were able to dedicate to development drilling. Consequently, our oil and natural gas production declined, further negatively affecting our cash flow. In October 1998, our short-term loan matured and we arranged a forbearance agreement providing for interest payments to be partially capitalized and providing us additional time to refinance our obligations. In July 1999, the forbearance agreement terminated and we made negotiated interest payments while attempting to negotiate a restructuring of our obligations. By March 2000, the aggregate principal balance of our bank debt had increased as a result of capitalized interest and expenses to approximately $105 million. In February 2000, the bank declared a default on the loan, demanded payment of all principal and interest and posted the shares of Tribo Petroleum Corporation, our parent corporation and a guarantor of the loan, for foreclosure. As a consequence of the bank's foreclosure action, on March 14, 2000, we chose to seek protection under Chapter 11 of the Bankruptcy Code in U.S. Bankruptcy Court for the Southern District of Texas, Houston Division. Tri-Union Operating continued to operate outside of bankruptcy.

    As a result of the redeployment of funds formerly utilized for amortization payments, we conducted a limited but highly successful development-drilling program, which resulted in an increase of our average daily production. This production increase, coupled with improved commodity prices, allowed us to increase our cash position to approximately $66.7 million immediately prior to closing of the offering of our senior secured notes from approximately $1.4 million on March 14, 2000. The notes were issued on June 18, 2001 as part of a private unit offering, with each unit consisting of one note in the principal amount of $1,000 and one share of class A common stock of our former parent corporation, Tribo Petroleum Corporation, with which we merged on July 27, 2001. The units were sold to

Jefferies & Company, Inc., as initial purchaser. The initial purchaser sold the units to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The proceeds of the offering of the notes and our available cash balances allowed us to satisfy all creditor claims in full, including interest, in accordance with the amended plan of reorganization that we filed on May 9, 2001 and to exit bankruptcy on June 18, 2001.

SENIOR SECURED NOTES

    The senior secured notes were issued under an indenture complying with the Trust Indenture Act of 1939. U.S. Bank National Association (f/k/a Firstar Bank, National Association) is the trustee under the indenture. The notes bear interest at 12.5% per annum, payable semiannually on June 1 and December 1 of each year. Principal is payable in installments beginning on June 1, 2002, with final maturity on June 1, 2006. On June 1, 2002 and 2003, the Company is required to pay installments equal to the greater of $20,000,000 or 15.3% of the aggregate principal balance of the notes. On June 1, 2004, the Company is required to pay an installment equal to the greater of $15,000,000 or 11.5% of the aggregate principal balance of the notes. There are limits on the Company's ability to redeem the notes, including penalties if redeemed prior to June 1, 2005.

    Commencing with the quarter ended June 30, 2004, and continuing each quarter thereafter, the Company is required to offer to apply fifty percent of its cash flow in excess of $1,000,000 for the quarter to the pro rata redemption of the notes.

    The notes are senior secured obligations, secured by a first priority lien on substantially all of the Company's oil and gas assets, and are unconditionally guaranteed by the Company's only subsidiary, Tri-Union Operating Company, which guarantee is secured by a first priority lien on substantially all of the oil and gas assets of Tri-Union Operating Company. Under the terms of an Intercreditor Agreement, the liens are held by a collateral agent for the benefit of hedge counter parties and the holders of the notes. Proceeds from the sale of collateral upon default are to be applied to the satisfaction of amounts owing to hedge counter parties under approved hedge agreements before being applied to interest and principal owing upon the notes.

    The indenture contains certain covenants, including covenants that limit the Company's ability to incur additional debt, to sell or transfer its assets and covenants that require the board of directors to consist of no fewer than three individuals, at least 60% of which are required to be independent. Additionally, the Company is required to hedge its oil and natural gas production so as to maintain a hedged revenue to interest expense ratio of at least three to one. The Company is not permitted to hedge more than 80% of its projected proved developed producing volumes of oil and natural gas, except under price floor contracts or options, and the Company is not required to enter into hedges when certain benchmark prices are less than $2.75 per MMBtu or $18.50 per Bbl.

ITEM 2.  PROPERTIES

    Our oil and natural gas properties are primarily located in three core areas of operation: (1) onshore Gulf Coast, primarily in Texas and Louisiana; (2) offshore Gulf Coast in the shallow waters of the Gulf of Mexico; and (3) in the Sacramento Basin of northern California. All of our oil and natural gas properties are subject to the lien of the indenture that secures the senior secured notes, as well as liens imposed by operation of law, such as mechanic's liens and liens for property taxes not yet due. None of our properties has an attached payment or performance obligation.

    Our onshore Gulf Coast properties accounted for 59.7% of our proved reserves at December 31, 2001 and 62.6% of our production during 2001. Our onshore Gulf Coast proved reserves were distributed among 38 fields and approximately 350 producing wells and a number of undeveloped locations. Most of our onshore Gulf Coast producing wells have been on production for several years and their respective production decline rates are relatively slow and well established. Our working interests in the fields range from 0.16% to 100% with an average working interest of 70%. We operate 24 of our 38 fields in the onshore Gulf Coast area and 11 of our 21 top value properties are located in the area. Each of these top value properties are operated by us and, in aggregate, accounted for 85% of the production from the area during 2001 and 91% of our proved reserves in the area at December 31, 2001.

    Our offshore Gulf Coast properties accounted for 10.6% of our proved reserves and 16.9% of our production for the year ended December 31, 2001. Our offshore Gulf Coast proved reserves were distributed among 30 fields. Our working interests in the fields range from 4% to 100%. We operate 10 of our 30 fields in the area. Six of our 21 top value properties are located in the area. These six properties accounted for approximately 54% of the production from the area during 2001 and 77% of our proved reserves in the area December 31, 2001.

    Our California properties accounted for 29.6% of our proved reserves and 20.5% of our production for the year ended

December 31, 2001. At December 31, 2001, our proved reserves in the area were distributed among 15 fields. Most of our producing wells in California benefit from long production histories and well established decline curves. Additionally, we have benefited from a net sales price for our natural gas production in this area that has consistently exceeded NYMEX natural gas prices. Our working interests in California range from approximately 2.5% to 100% with an average working interest of 57%. We operate 9 of our 15 fields in the area. Four of our 21 top value properties are located in California. We operate all four of these properties, which account for approximately 59.0% of the production from the area during 2001 and 95.6% of our proved reserves in the area at December 31, 2001. Recently, we identified approximately 57 behind pipe objectives in existing well bores that we believe represent significant reserve potential in addition to our proved reserves. We conducted a 3-D seismic survey covering approximately 33 square miles of our leasehold, which was completed in January 2002. We anticipate that the 3-D seismic survey will confirm specific locations for previously identified development prospects and may additionally yield opportunities to drill exploratory wells in our Grimes and Sutter City fields. Our $4.6 million capital budget for the area during 2002 includes recompletion and low-risk development drilling projects targeting 12.2 Bcfe of proved undeveloped reserves.

    The following table and discussion provides proved reserves, PV-10 values, 2001 production and descriptive information for our three core areas and the principal properties within each core area. These principal properties accounted for approximately 91.2% of our estimated proved reserves at December 31, 2001. These same properties accounted for 74.5% of our total oil and natural gas production during 2001, averaging 31.3 MMcfe per day.

                                            Net Proved                                                            % of Net
                                             Reserves                                       % of Net               Proved
                  Field                     (Mmcfe)(1)           PV-10 Value(1)           Production(2)          Reserves(1)
    --------------------------------    ------------------   ---------------------    ------------------    ------------------
                                                                      (in thousands)
    Onshore Gulf Coast:
       Hastings Complex.............           53,803             $      26,480               27.3%                28.1%
       Constitution.................            7,179                     8,138               11.1                  3.7
       Word.........................            9,981                     7,414                1.1                  5.2
       AWP..........................            5,212                     1,412                2.0                  2.7
       Clear Branch.................           10,258                     9,001                1.2                  5.4
       Sour Lake....................            1,996                     1,957                2.5                  1.0
       Scott........................            2,104                     3,685                4.0                  1.1
       North Alvin..................            1,500                     2,129                0.9                  0.8
       South Liberty................            5,577                     3,800                2.3                  2.9
       Barber's Hill................            5,098                     6,101                0.4                  2.7
       McFaddin.....................            2,053                     1,634                0.4                  1.1
       Other........................            9,748                     8,125                9.3                  5.1
                                           ----------             -------------           --------             --------
              Subtotal..............          114,510                    79,876               62.6                 59.7

    Offshore Gulf Coast:
       South Pass 27................            5,781                     5,296                0.1                  3.0
       Eugene Island 277............              922                       931                2.6                  0.5
       South Timbalier 162..........            2,687                     1,632                1.5                  1.4
       South Marsh Island 255.......            2,530                     3,773                3.9                  1.3
       High Island 537..............            2,414                     2,944                0.0                  1.3
       Matagorda Island A-4.........            1,426                     1,677                1.1                  0.7
       Other........................            4,625                     (985)                7.8                  2.4
                                           ----------             ------------            --------             --------
              Subtotal..............           20,385                    15,268               16.9                 10.6

    California:
       Sutter Buttes................           24,899                    14,832                4.9                 13.0
       Grimes ......................            8,231                     9,787                4.6                  4.3
       Sycamore.....................           17,575                    15,636                1.9                  9.2
       Greeley......................            3,543                     5,520                0.7                  1.8
       Other  ......................            2,512                     2,886                8.4                  1.3
                                           ----------             -------------           --------             --------
              Subtotal..............           56,759                    48,661               20.5                 29.6
                                           ----------             -------------           --------             --------
              Total.................          191,654             $     143,805               100.0%               100.0%
                                           ==========             =============           =========            =========

----------

(1) Based on our PV-10 Value and proved reserve estimates as of December 31, 2001.

(2)  For the twelve months ended December 31, 2001

Onshore Gulf Coast

    Hastings Complex. The Hastings Complex includes three fields, encompasses approximately 8,800 gross acres and is located approximately 30 miles south of Houston in Brazoria County, Texas. In March 1998 we acquired working interests in the three fields ranging from 68.3% to 100%. The fields produce from multiple Miocene and Frio reservoirs at depths ranging from 2,000 feet to 7,000 feet. At the time of our acquisition, the fields had produced in excess of 4,351 Bcfe since discovery in 1934 by Stanolind Oil and Gas Co. Net production from the fields was approximately 11,484 Mcfe per day during 2001.

    Since assuming operations in August 1998, we have increased production and reduced operating expenses in the field. We were able to achieve this with minimal capital investment by re-engineering the field's artificial lift system, exploiting behind pipe opportunities and eliminating uneconomic wells. At December 31, 2001 we had proved reserves of 53,803 MMcfe. During 2002, we intend to continue our production and cost optimization efforts and drill one proved undeveloped Frio location.

    Constitution Field. In March 1998 we acquired our working interests in the Constitution field, which is located in Jefferson County, Texas. Our working interests range from 25.0% to 100.0%. The field produces from the Yegua reservoir at depths ranging from 13,500 feet to 15,011 feet. As of the date we assumed operations, the net daily production from the field was approximately 339 Mcfe. During 2000 we recompleted our Westbury Farms #1 well to the Yegua Sand and then fracture stimulated the reservoir. Initial net production after stimulation was approximately 10,013 Mcfe per day. Our success in the Westbury Farms #1 resulted in reserve additions from four additional proved undeveloped locations. Net daily production from the Constitution field during 2001 was 4,672 Mcfe and at December 31, 2001 we had proved reserves of 7,179 MMcfe. During 2002 we intend to drill two proved undeveloped Yegua locations.

    Word Field. The Word field is located in Lavaca County, Texas and produces from the Lower Wilcox and Edwards Limestone reservoirs at depths from 8,100 feet to 13,200 feet. In March 1998 we acquired working interests that range from 87.5% to 100.0%. At the time of our acquisition, the field had produced over 47 Bcfe since its discovery in 1944 and was then producing at a net daily rate of 702 Mcfe per day. Net daily production from the field during 2001 averaged 447 Mcfe per day and at December 31, 2001 we had proved reserves of 9,981 MMcfe, including reserves from one proved behind pipe objective and five proved undeveloped Edwards locations.

    AWP Field. Our interest in the AWP field covers 5,144 acres in McMullen County, Texas. The field produces from the Olmos and Wales reservoirs at depths ranging from 5,775 feet to 8,950 feet. In March 1998 we acquired our working interest in the field, which ranges from 97.2% to 100.0%. At the time of our acquisition, the field had produced over 430 Bcfe since its discovery in 1981. Net daily production from our acreage in the field in 2001 averaged approximately 829 Mcfe and we had proved reserves of 5,212 MMcfe at December 31, 2001, including reserves attributable to eight proved undeveloped Olmos locations. During recent years, the field has experienced a resurgence of activity by other operators due to advances in fracture stimulation technology. Consequently, we believe that significant low-risk drilling and refracturing opportunities exist on our acreage.

    Clear Branch Field. We acquired our working interests in the Clear Branch field in July 1997. We operate the two active wells in the field and our working interests range from 84.4% to 99.0%. The field produces from the Hosston reservoir at depths ranging from 9,700 to 9,900 feet. Net daily production from the wells during 2001 averaged approximately 486 Mcfe and we had proved reserves of 10,258 MMcfe at December 31, 2001, including reserves attributable to two proved undeveloped Hosston locations. Additional proved reserves are attributable to two behind pipe objective that will be completed following depletion of the current producing intervals.

    Sour Lake Field. The Sour Lake field, discovered in 1902, is the second oldest oil field in Texas. It is located 15 miles west of Beaumont, Texas in Hardin County and produces from the Miocene, Frio and Yegua reservoirs at depths ranging from 800 feet to 7,577 feet. Our acreage was acquired from Apache in March 1998. Apache had acquired the acreage from Texaco, who discovered the field. We own 100% of the working interest and mineral estate in fee under 930 acres in the field. Our largest contiguous lease position in the field, 815 acres, is situated over the structural high and is the field's most prolific area. Net daily production from the field during 2001 averaged approximately 1,047 Mcfe and we had proved reserves of 1,996 MMcfe at December 31, 2001, including reserves attributable to five proved behind pipe objectives and ten proved undeveloped locations.

    Scott Field. The Scott field is located in Lafayette Parish, Louisiana and produces from the Stutes and Bol Mex reservoirs at depths ranging from 11,500 feet to 15,200 feet. We acquired our working interests, which range from 11.5% to 27.4% in June 1997. At the time of our acquisition, the field had been on production since the 1980's and had recovered over 11.0 Bcfe, but had never been exploited with the benefit of modern 3-D seismic data and production had declined to 633 Mcfe per day. In the fourth quarter of 1999, after completing a 3-D seismic evaluation, we drilled the Falcon #2 and completed the well in the Bol Mex V reservoir. Net daily production from the field during 2001 averaged approximately 1,685 Mcfe and we had proved reserves of 2,104 MMcfe at December 31, 2001, including reserves attributable to one proved behind pipe objective and one proved undeveloped Bol Mex location. During 2002, our capital budget provides $275,000 for deepening the Falcon #1 to recover net proved undeveloped reserves of 434 MMcfe.

    North Alvin Field. In 1996, as part of the Reunion acquisition, we acquired working interests ranging from 34.3% to 41.6% in the North Alvin field, located in Brazoria County, Texas. The field produces from Frio sandstones at depths ranging from 7,900 feet to 8,600 feet. At the time of our acquisition the field had produced over 28.4 Bcfe. Net daily production from the field in 2001 averaged approximately 375 Mcfe and we had proved reserves of 1,500 MMcfe at December 31, 2001. The proved reserves in the field include undeveloped reserves attributable to four reservoirs that we believe can be accessed by one drilling well.

    South Liberty Field. The South Liberty field is located 35 miles east of Houston in Liberty County, Texas. We own a 100% working interest in the field. We acquired our interest in South Liberty in March 1998 and at the time of the acquisition the field had produced over 632 Bcfe since its discovery in 1925. The field produces from Miocene, Frio, Yegua and Cook Mountain reservoirs at depths ranging from 1,500 feet to 11,000 feet. Net daily production from the field during 2001 averaged approximately 977 Mcfe and we had proved reserves of 5,577 MMcfe at December 31, 2001.

    Barber's Hill Field. We acquired our 100% working interest in the Barber's Hill field in 1998 with the Apache acquisition. Net daily production from the field during 2001 averaged 187 Mcfe per day and we had 5,098 Mmcfe of proved reserves at December 31, 2001, which includes one proved undeveloped Yegua location. To further develop the Yegua sand reserves in the field, a 3-D seismic program completed in 2001 delineated this PUD location, offsetting previous Texaco Yegua wells in the field.

    McFaddin Field. The McFaddin Field was acquired in the Apache acquisition in 1998. We own a 100% working interest in the deep rights of the field. Net daily production from the field during 2001 averaged 186 Mcfe and we had 2,053 Mmcfe of proved reserves in the field at December 31, 2001. Included in our reserves are 13 identified behind-pipe opportunities and two proved undeveloped locations.

Offshore Gulf Coast

    South Pass 27 Field. In 1997, we acquired non-operating working interests ranging from 27% to 41% in the South Pass 27 field from Statoil. The field is located in federal waters offshore Louisiana in approximately 120 feet of water. We have proved reserves of 5,781 MMcfe at December 31, 2001. The proved reserves in the field include undeveloped reserves attributable to nine reservoirs, to be developed in two proved undeveloped locations and two recompletions.

    Eugene Island 277 Field. We acquired a 100% working interest in the Eugene Island 277 field in 1997. The field is located in federal waters offshore Louisiana in approximately 300 feet of water. During 2001, we completed a successful plug-back of the DU Sand in the #2 well to return the field to production. Net daily production from the field during 2001 averaged approximately 1,095 Mcfe and we had proved reserves of 922 MMcfe at December 31, 2001.

    South Timbalier 162 Field. We acquired a 100% working interest in the South Timbalier 162 Field in 1997. The field was originally developed by Shell Oil and Amoco during the 1960's. Production has come from over 10 productive reservoirs ranging from 6,000' to 10,000'. Net production during 2001 was 615 Mcfe per day and we have 2,687 Mmcfe of reserves at December 31, 2001. We have three reservoirs with proved behind pipe reserves in two wells currently shut-in.

    South Marsh Island 255 Field. We own a 25% working interest in this Ocean Energy operated field. We produced 1,645 Mcfe per of day during 2001 from this dually-completed well and have 2,530 Mmcfe of proved reserves at December 31, 2001. The reserves include one non-producing plugback in the current wellbore.

    High Island 537 Field. We own a 100% working interest in this field as a result of a late 1997 acquisition. We have 2,414 Mmcfe behind-pipe reserves in two reservoirs in one well in the field.

    Matagorda Island A-4 Field. We own a 45% working interest in this one-well field. During 2001, we produced 447 Mcfe per day and have net reserves of 1,426 Mmcfe in the field at December 31, 2001.

California

    Sutter Buttes Field. Our largest contiguous operation in California is in the Sutter Buttes field in northern California, located approximately 40 miles north of Sacramento in Sutter and Colusa Counties. Our working interests range from 53.2% to 100%. The Sutter Buttes field is comprised of over 43,000 contiguous gross acres of leasehold with approximately 60 producing wells, which we operate. At December 31, 2001 we owned 38,000 net acres in the field. We have extensive operating expertise in this area and significant experience with the Forbes and Kione producing reservoirs. From November 1998 to February 2002, we drilled 13 development wells targeting the Forbes and Kione reservoirs at depths of 3,100 feet to 7,100 feet. Twelve of the wells were successful and resulted in significant increases in our production and cash flow. Our net daily production during 2001 averaged 2,064 Mcfe and our proved reserves at December 31, 2001 were 24,899 MMcfe. Our planned capital budget for 2002 includes $3.4 million to drill 6 development wells targeting the Forbes reservoir and 6.6 Bcfe of net proved undeveloped reserves. Additionally, we conducted a 3-D Seismic survey on 15 square miles in the Sutter City Field. The Sutter City leases have produced exclusively from the shallower Kione sands. The 3-D seismic survey will evaluate the deeper Forbes interval that has been prolific on our adjacent acreage.

    Grimes Field. Our Grimes field, also acquired in 1996, is located to the southwest of Sutter Buttes and also produces from the Forbes sandstone. Our working interests range from 6.3% to 96.0%. Net daily production during 2001 averaged 1,952 Mcfe and we had proved reserves of 8,231 MMcfe at December 31, 2001. There has been limited development in the field during recent years. During 2001 we successfully conducted an 18 square mile 3-D survey over our acreage in the Grimes field. We believe that the 3-D survey will result in multiple development and exploitation drilling opportunities similar to those that we have completed in the Sutter Buttes area since late 1998.

    Sycamore Field. We acquired our 80% working interest in this field in the Reunion Acquisition in 1996. Net daily production from the field during 2001 averaged 780 Mcfe per day. This field has had significant plugback work completed during 2001. Daily production volumes have increased substantially during the last half of 2001. We have continued our workover efforts into 2002. Proved reserves in the field are 17,575 Mmcfe at December 31, 2001, which includes 20 PUD locations and 4 behind-pipe opportunities.

    Greeley Field. The Greeley field is located in Kern County, California and is our only oil producing property in California. We own an 85.4% working interest in this field. Unlike most California properties, the Greeley field produces light, sweet crude oil from the Olcese Sand at a depth of approximately 10,500 feet. Net daily production during 2001 averaged 292 Mcfe and we had proved reserves of 3,543 MMcfe at December 31, 2001.

OIL AND NATURAL GAS RESERVES

    The following table sets forth information with respect to our estimated net proved oil and natural gas reserves and the related present values of such reserves at the dates shown. The reserve and present value data for our existing properties as of December 31, 1999 and 2000 was prepared by Huddleston & Co., Inc. and by DeGolyer and MacNaughton as of December 31, 2001.


                                                                                      At December 31,
                                                                    -------------------------------------------------
                                                                          1999             2000             2001
                                                                    --------------   --------------   ---------------
     Proved Developed Reserves
         Oil and condensate (MBbls)................................         12,957           12,290            11,306
         Natural gas (MMcf)........................................         58,265           45,575            45,767
                  Total (MMcfe)....................................        136,007          119,315           113,603
     Proved Reserves:
         Oil and condensate (MBbls)................................         15,851           15,073            14,115
         Natural gas (MMcf)........................................        110,092           89,699           106,965
         Total (MMcfe).............................................        205,198          180,137           191,654
     PV-10 Value (in thousands)(1).................................       $292,495         $630,002          $143,805
     Standardized Measure (in thousands)(2)........................       $231,564         $472,279          $128,231
     Reserve life (in years).......................................           14.8             11.0              12.5

----------

(1) The average prices used in calculating PV-10 Value as of December 31, 2001 were $2.54 per Mcf and $18.53 per Bbl. Assuming the inclusion of average swap prices of $3.96 per Mcf and $24.42 per Bbl through December 31, 2003 associated with hedged oil and natural gas volumes, our PV-10 Value would have been $160,807 at December 31, 2001.

(2) Represents PV-10 Value adjusted for the effects of future estimated income tax expense.

    Effective February 1, 2001, we gained an incremental 3.3 Bcfe of proved reserves, estimated at December 31, 2001, in our Hastings Complex due to the resolution of certain litigation which resulted in an assignment of additional interests.

    Estimated quantities of proved reserves and future net revenues are affected by oil and natural gas prices, which have fluctuated widely in recent years. There are numerous uncertainties inherent in estimating oil and natural gas reserves and their values, including many factors beyond the control of the producer. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers, including those used by us, may vary. In addition, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing oil and natural gas prices and operating costs. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based.

    In general, the volume of production from oil and natural gas properties declines as reserves are depleted. Except to the extent we acquire properties containing proved reserves or conduct successful exploration and development activities, or both, our proved reserves will decline as reserves are produced. Our future oil and natural gas production is, therefore, highly dependent upon our level of success in finding or acquiring additional reserves. Exploring for, developing or acquiring new reserves requires substantial amounts of capital.

    We file reports of our estimated oil and natural gas reserves with the Department of Energy. The reserves reported to this agency are required to be reported on a gross operated basis and therefore are not comparable to the reserve data reported herein.

NET PRODUCTION, UNIT PRICES AND COSTS

    The following table sets forth certain information with respect to oil and natural gas production, prices and costs attributable to all of our oil and natural gas property interests for the periods shown:


                                                                Years Ended December 31,
                                                          1999            2000           2001
                                                      ------------   -------------   -------------
    Production Volumes:
        Oil and condensate (MBbls)..................         1,145           1,333           1,245
        Natural gas (MMcf)..........................         7,007           8,314           7,869
           Total (MMcfe)............................        13,874          16,313          15,337
    Average Daily Production:
        Oil and condensate (Bbls)...................         3,136           3,643           3,410
        Natural gas (Mcf)...........................        19,196          22,716          21,559
           Total (Mcfe).............................        38,011          44,574          42,017
    Average Realized Prices: (1)
        Oil and condensate (per Bbl)................  $      17.27   $       28.95   $       25.81
        Natural gas (per Mcf).......................          2.36            4.19            6.15
           Per Mcfe.................................          2.61            4.50            5.25
    Expenses (per Mcfe):
        Lease operating (excluding workover
           expenses and production taxes)...........  $       1.12   $        1.19   $        1.30
        Workover....................................          0.17            0.41            0.39
        Production taxes............................          0.05            0.12            0.11
        Depletion, depreciation and amortization....          0.80            0.83            0.79
        General and administrative, net.............          0.38            0.27            0.45

----------

(1) Reflects the actual realized prices received, including the results of hedging activities. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PRODUCING WELLS

    The following table sets forth the number of productive wells in which we owned an interest as of December 31, 2001:

                                                Gross Wells     Net Wells
                                                -----------     ---------

        Oil.....................................  447.0          285.4
        Natural gas.............................  182.0           90.4
                                                 ------         ------
                 Total..........................  629.0          375.8
                                                  =====          =====

    Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections and oil wells awaiting connection to production facilities. Wells that are completed in more than one producing horizon are counted as one well.

ACREAGE

    The following table sets forth our developed and undeveloped gross and net leasehold acreage as of December 31, 2001:

                                                  Gross            Net
                                                  -----            ---
        Developed...............................  14,770           9,377
        Undeveloped............................. 217,543          91,339
                                                 -------         -------
             Total.............................. 232,313         100,716
                                                 =======         =======


    Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether or not such acreage contains proved reserves.

DRILLING ACTIVITIES

    The table below sets forth our drilling activity on our properties for the periods ending December 31, 1999, 2000, and 2001:

                                                                           Years Ended December 31,
                                              ---------------------------------------------------------------------------------
                                                         1999                       2000                         2001
                                              -------------------------   -------------------------   -------------------------
                                                 Gross          Net           Gross          Net          Gross          Net
                                              -----------   -----------   -----------   -----------   -----------   -----------
Development wells:
     Productive...........................           4.00          2.38          5.00          3.95          5.00          1.66
     Non-productive.......................           3.00          1.70             -             -             -             -
                                              -----------   -----------   -----------   -----------   -----------   -----------
              Total.......................           7.00          4.08          5.00          3.95          5.00          1.66
                                              ===========   ===========   ===========   ===========   ===========   ===========
Exploratory wells:
     Productive...........................              -             -          1.00          0.15             -             -
     Non-productive.......................              -             -             -             -             -             -
                                              -----------   -----------   -----------   -----------   -----------   -----------
              Total.......................              -             -          1.00          0.15             -             -
                                              ===========   ===========   ===========   ===========   ===========   ===========

OIL AND NATURAL GAS MARKETING AND HEDGING

    The revenues generated by our operations are highly dependent upon the prices of and demand for oil and natural gas. The price we receive for our oil and natural gas production depends on numerous factors beyond our control. Historically the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in the Middle East, the actions of OPEC, the foreign supply of oil and natural gas and overall economic conditions. It is impossible to predict future oil and natural gas price movements with any certainty.

    We, from time to time, use swap and option contracts to mitigate the volatility of price changes on commodities we produce and sell, as well as to lock in prices to protect the economics related to certain capital projects.

    At December 31, 2001, approximately 80% of our projected oil and natural gas production from proved developed producing reserves (and the basis differential attributable to approximately 80% of our projected proved developed producing natural gas production from our California properties) is hedged through December 31, 2003 at swap prices that average $3.96 per Mcf and $24.42 per Bbl, or a weighted-average natural gas-equivalent price of approximately $4.01 per Mcfe. In connection with the issuance of the notes, we agreed to maintain, on a monthly basis, a rolling two-year hedge program until the maturity of the notes, subject to certain conditions. In March 2002, we terminated certain of our derivatives contracts and replaced them with contracts providing for price floors at the prices specified required under the terms of the senior secured notes of $2.75 per MMBtu of natural gas (Henry Hub) and $18.50 per barrel of crude oil (West Texas Intermediate).

    The table below sets forth the results of our hedge for the period ending December 31, 2001. Our production was not hedged at December 31, 2000:

                                                                    Hedged        Unhedged          Total
                                                                 ------------   -------------   -------------
    Production Volumes:
        Oil and condensate (MBbls).............................      516             729           1,245
        Natural gas (MMcf).....................................    3,326           4,543           7,869
           Total (MMcfe).......................................    6,422           8,915          15,337
    Average Realized Prices:
        Oil and condensate (per Bbl)...........................  $ 25.30        $  26.16        $  25.81
        Natural gas (per Mcf)..................................     4.23            7.55            6.15
           Per Mcfe............................................     4.22            5.99            5.25
    Revenue: (in thousands)
        Oil and condensate.....................................  $13,059        $ 19,067        $ 32,126
        Natural gas............................................   14,069          34,321          48,390
           Total...............................................   27,128          53,388          80,516

RISKS RELATING TO OUR BUSINESS, FINANCES AND OPERATIONS

Our bankruptcy may adversely affect our ability to conduct our future operations.

    On June 18, 2001, we exited bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Our prior bankruptcy may adversely affect the conduct of our future operations by causing vendors and others from whom we purchase goods or services to be reluctant to do business with us. These vendors may request payment in advance, refuse to extend us credit, or give us terms less favorable than our competitors. We currently do business with certain vendors that require us to pay in advance for goods or services. These limitations make us more susceptible to timing differences between our receipt of payment and our expenditures, which requires us to carefully manage our collections and disbursements, and may hinder our ability to adjust rapidly to changing market conditions. In addition, our recourse to bankruptcy protection were we to require it is limited for the 6 years following the date we filed bankruptcy, March 14, 2000, unless we waive the benefits of our past discharge.

Our significant leverage and lack of capital resources may affect our ability to successfully operate and service our debt obligations.

    Our level of indebtedness as of December 31, 2001, was $110.1 million as compared to adjusted EBITDA for the year ended December 31, 2001 of $71.2 million. Under the indenture we are permitted to incur, subject to certain conditions, up to $20.0 million of additional secured debt through the issuance of additional notes and additional amounts by other means.

    Our level of indebtedness and lack of capital resources could have several important effects on our future operations, which in turn could have important consequences to you as a holder of the notes, including, without limitation:

    o impairing our ability to obtain additional financing for working capital, capital expenditures or general corporate or other purposes in the future;

    o placing us at a competitive disadvantage relative to competitors that have less indebtedness, by requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness and thereby reducing the availability of our cash flow to fund working capital, capital expenditures, general corporate expenditures and other purposes;

    o causing us to be unable to satisfy our amortization payments due on the notes on June 1, 2002, 2003 and 2004;

    o causing us to be unable to repurchase, upon a change of control, all of the outstanding notes, together with any accrued and unpaid interest to the date of repurchase;

    o causing us to be unable to repurchase notes pursuant to an asset sale offer or an excess cash flow offer; and

    o limiting or hindering our ability to adjust rapidly to changing market conditions, making us more vulnerable in the event of a downturn in general economic conditions or our business.

    Our ability to make scheduled payments of principal and interest with respect to our indebtedness, including the notes, or to refinance such obligations will depend on our financial and operating performance, which, in turn, will be subject to prevailing economic conditions and to certain financial, business and other factors beyond our control. If our near-term cash flow is consumed by our debt service, we may be forced to reduce or delay planned capital expenditures, sell assets, obtain additional equity capital or attempt to restructure our indebtedness.

    Historically, we have financed acquisition, exploration and development activities primarily through various credit facilities and with internally generated funds. Our ability to expend the capital necessary to undertake or complete future activities may be limited and we may not have adequate funds available to us to carry out our growth strategy. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," beginning on page 23, and our consolidated financial statements and the related notes.

Our estimates of oil and natural gas reserves and future net revenue are uncertain and inherently imprecise.

    This prospectus contains estimates of our proved reserves and the estimated future net revenues from our proved reserves. Estimating oil and natural gas reserves and their values involves numerous uncertainties, including many factors beyond our control. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas, which cannot be measured in an exact manner. Estimates of economically recoverable oil and natural gas reserves and of future net revenues necessarily depend upon a number of variable factors and assumptions, including the following:

    o historical production from the area compared with production from other producing areas;

    o   the assumed effects of regulation by governmental agencies; and

    o assumptions concerning future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs.

    Because of the variable factors and assumptions involved in the estimation of reserves, different engineers or the same engineers at different times may reach substantially different results in their estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, their classification of reserves based on risk recovery and their estimates of the future net revenues expected from reserves. In addition, reserve estimates may be adjusted downward or upward because of changes in such factors and assumptions.

    Because all reserve estimates are subjective to some degree, each of the following items may differ materially from those assumed in the estimated reserves:

    o   the quantities of oil and natural gas that are ultimately recovered;

    o   the production and operating costs incurred;

    o   the amount and timing of future development expenditures; and

    o   future oil and natural gas prices.

    The present values of estimated future net revenues referred to in this prospectus should not be construed as the current market value of the estimated oil and natural gas reserves attributable to our properties. In accordance with applicable requirements of the SEC, the estimated discounted future net revenues from proved reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net revenues also will be affected by factors such as:

    o   the amount and timing of actual production;

    o   supply and demand for oil and natural gas;

    o   curtailments or increases in consumption by natural gas purchasers; and

    o   changes in governmental regulations or taxation.

    The timing of actual future net revenues from proved reserves, and their actual present value, will be affected by both the timing of the production and the incurrence of expenses in connection with development and production of oil and natural gas properties. In addition, the calculation of the present value of the future net revenues using a 10% discount, as required by the SEC, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our reserves or the oil and natural gas industry in general.

Oil and natural gas prices are volatile. A decline in prices could adversely affect our financial results, cash flows, access to capital and ability to pay debt.

    The price we receive for our oil and natural gas production has a significant effect on our financial results, profitability, future rate of growth and the carrying value of our oil and natural gas properties. Prices also affect the amount of cash flow available to pay debt, to make capital expenditures and our ability to borrow money or obtain other forms of financing. Historically, prices for oil and natural gas have been volatile and may continue to be volatile in the future. Additionally, oil and natural gas prices may vary significantly by geographic region and have been particularly volatile in California where much of our natural gas is produced and sold. Wide fluctuations in oil and natural gas prices may result from relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and other factors beyond our control including:

    o   worldwide and domestic supplies of oil and natural gas;

    o   weather conditions;

    o   the level of consumer demand;

    o   the price and availability of alternative fuels;

    o   the availability of pipeline capacity;

    o   the price and level of foreign imports;

    o   domestic and foreign governmental regulations and taxes;

    o the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

    o   political instability or armed conflict in oil producing regions; and

    o   the overall economic environment.

    These factors and the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce revenue, but could reduce the amount of oil and natural gas that we can produce economically and, as a result, could adversely effect both our financial condition and our oil and natural gas reserves. Recent weaknesses in commodity prices has contributed to declines in our cash flows which, in conjunction with out debt service obligations, has caused us to limit our capital expenditures. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources", beginning on page 23, and our consolidated financial statements and the related notes.

Drilling involves numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be encountered.

    Our success is significantly affected by risks associated with drilling and other operational activities. We do not ourselves conduct the actual drilling operations, but hire drilling companies at standard industry rates. Perhaps the most significant drilling risk is the risk that no oil or natural gas will be found that can be produced at a profit. New wells we drill may be unproductive or we may not be able to recover all or any portion of our investment in wells drilled. The seismic data and other technologies we may use do not allow us to know conclusively prior to drilling a well that oil or natural gas is present or may be produced economically. The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a project. Our efforts will be unprofitable if we drill dry holes or wells that are productive but do not produce enough reserves to return a profit after drilling, operating and other costs. If we are not successful in finding productive oil and natural gas reservoirs or drilling productive oil and natural gas wells, or if drilling costs are significantly higher than projected, our financial results may suffer. Further, drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including the following:

    o   unexpected drilling conditions;

    o   pressure or irregularities in formations;

    o   equipment failures or accidents;

    o   adverse weather conditions;

    o   compliance with environmental and other governmental requirements;

    o   title problems; and

    o costs of, shortages of or delays in the availability or delivery of equipment or qualified operating personnel.

Hedging transactions may limit our potential profits from operations.

    To manage our exposure to price risks in the marketing of our oil and natural gas production, we have in the past and will be required in the future under the terms of the indenture, subject to certain conditions, to enter into oil and natural gas price hedging arrangements with respect to a portion of our expected production. Our hedging arrangements may include futures contracts on the NYMEX. Our hedging transactions may limit our potential profits if oil and natural gas prices were to rise substantially over the price established by the hedge.

    Hedging transactions may expose us to the risk of loss in certain circumstances, including instances in which:

    o   our production is materially less than expected;

    o there is volatility of price differentials between delivery points for our production and the delivery point assumed in the hedge arrangement or the sales prices for the quality of our oil and natural gas and the sales price of the quality assumed in the hedge; or

    o the counterparties to our future contracts fail to perform the contracts.

If we are unable to adequately replace our reserves, our ability to sustain production and our long-term financial performance will be adversely impacted.

    The volume of production from oil or natural gas properties generally decreases as more oil and natural gas is produced from a property and reserves are depleted. The rate at which the decrease occurs depends upon the geologic characteristics of a particular property. If we do not find new oil and natural gas production either by our exploration and development efforts or acquisition, then our proved reserves will decrease as we produce oil and natural gas. Our future oil and natural gas production rates are therefore highly dependent upon our level of success in finding, developing or acquiring additional reserves. Finding, developing or acquiring additional reserves requires significant capital expenditures. At December 31, 2001, approximately 41% of our total estimated proved reserves were undeveloped. By their nature, undeveloped reserves are less certain than developed reserves and recovery of such reserves will require greater capital expenditures and successful drilling operations. If we do not make significant capital expenditures, we may not be able to replace produced reserves.

    Historically, we have funded our capital expenditures primarily through various credit facilities and with internally generated funds. Future cash flows are subject to a number of variables, such as the level of production from existing wells, prices of oil and natural gas and our success in developing and producing new reserves. If revenue were to decrease as a result of lower oil and natural gas prices or decreased production, and our access to capital were limited, we would have a reduced ability to replace our reserves. Due to our limited capital resources and required debt repayment, if revenue were to decrease as a result of lower oil and natural gas prices or decreased production, we might not be able to make sufficient capital investments to replace our oil and natural gas reserves. Even if funds are available, we may not be able to successfully find, develop or acquire additional oil and natural gas proved reserves that are economically recoverable.

Our business involves operating hazards and uninsured risks.

    Our drilling and production and other operations, and the transportation of production by others, also involve a number of hazards and risks such as fires, natural disasters, explosions, blowouts and spills. If any of these risks occur, we could sustain substantial losses as a result of:

    o   injury or loss of life;

    o severe damage or destruction to property, natural resources and equipment;

    o   pollution or other environmental damage;

    o   clean-up responsibilities;

    o   regulatory investigations and penalties; and

    o   suspension of operations.

    We are not fully insured against some of these risks, either because the insurance is not available or because of high premium costs. If a significant accident or other event happens and is not fully covered by insurance, we could be required to pay some or all of the costs associated with the accident or event, which may require us to divest resources needed for other purposes. Also, we cannot predict the continued availability of insurance at premium levels that, in our sole discretion, justify its purchase.

Our industry is extremely competitive and many of our competitors have superior resources.

    The energy industry is extremely competitive. This is especially true with regard to exploration for, and development and production of, new sources of oil and natural gas. As an independent producer of oil and natural gas, we encounter substantial competition in acquiring properties suitable for exploration, in contracting for drilling equipment and other services, in marketing oil and natural gas and in securing trained personnel. We frequently compete against companies that have substantially larger financial resources, staffs and facilities. If we directly compete against one of those larger companies in a desired acquisition of oil and natural gas properties or in the hiring of experienced and skilled personnel, we may not have the resources available to obtain the desired result.

We depend heavily on the services of key personnel and the loss of their services could have an adverse effect on our ability to operate.

    We depend to a large extent on the services of Richard Bowman, Jeffrey T. Janik and Suzanne R. Ambrose. The loss of the services of these key personnel could impair our ability to manage our business and properties. We do not currently have employment contracts with these key personnel and do not currently maintain key man life insurance on their lives. We believe that our success is also dependent upon our ability to continue to employ and retain skilled technical personnel.

Higher oil and natural gas prices adversely affect the cost and availability of drilling and production services.

    Higher oil and natural gas prices generally stimulate increased demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. We have occasionally experienced significantly higher costs and reduced availability for drilling rigs and other related services.

Our operations are subject to significant government regulation that may change over time.

    Our oil and natural gas operations are subject to various federal, state and local governmental laws and regulations that may change in response to economic or political conditions. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds or other financial responsibility requirements, reports concerning operations, the spacing of wells, utilization and pooling of properties, taxation and the environment. From time to time, regulatory agencies have imposed price controls and production limitations to conserve supplies of oil and natural gas. A significant portion of our production of natural gas is from our properties in the Sacramento Basin in California. As a result of the recent energy crises in California, certain bills are currently being considered by the California legislature which could impose civil and criminal penalties on producers of natural gas or electric power who curtail production or sell energy "at prices above marginal cost." We cannot determine at this time the effect, if any, that such legislation, were it enacted, would have on our operations. We are not aware that any similar legislation is currently proposed by any other state in which we operate.

    In addition, the production, handling, storage, transportation and disposal of oil and natural gas, their by-products and other substances and wastes generated, produced or used in connection with oil and natural gas operations are regulated under federal, state and local laws and regulations relating to the protection of health and the environment. These laws and regulations may impose increasingly strict requirements for water and air pollution control, spill cleanups and solid waste management. Our failure to meet any of the foregoing requirements could result in a suspension of our operations, as well as administrative, civil, and even criminal penalties.

We may not be able to profitably sell all of the oil and natural gas we produce.

    The marketability of our oil and natural gas production depends upon the availability and capacity of natural gas gathering systems, pipelines and processing facilities. If such capacity is not available, we might have to shut-in producing wells or delay or discontinue development plans for properties. In addition, federal and state regulation of oil and natural gas production and transportation, general economic conditions and changes in supply and demand could adversely affect our ability to produce and market our oil and natural gas on a profitable basis.

Our earnings may not be sufficient to cover fixed charges.

    For purposes of computing the ratio of earnings to fixed charges, earnings are computed as income after reorganization costs and before income taxes plus interest expense, including amortization of premiums, discounts, and capitalized expenses related to indebtedness. Fixed charges represent interest expense (including amortization of deferred finance charges and an estimated portion of rentals representing interest costs). Our earnings were insufficient to cover fixed charges by $15.8 million, $9.2 million and $5.8 million for the years ended December 31, 1998, 1999 and 2000, respectively. Earnings of $16.5 million for the year ended December 31, 2001, were sufficient to cover fixed charges. If, in the future, our earnings are insufficient to cover our fixed charges, we may be unable to satisfy our obligations under the notes and indenture or may be required to dedicate a substantial portion of our cash reserves and other resources to cover these charges, reduce or delay planned capital expenditures, sell assets, obtain additional equity capital or attempt to restructure our indebtedness.

Competition and Markets

    Competition in intense in all areas of our operations. Major and independent oil and natural gas companies and oil and natural gas syndicates actively bid for desirable oil and natural gas properties, as well as for the equipment and labor required to operate and develop such properties. Many of our competitors have financial resources and acquisition, exploration and development budgets that are substantially greater than ours, which may adversely affect our ability to compete with these companies. Many of our competitors have been engaged in the energy business for a much longer time than us. Such companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects that our financial or human resources permit. Our ability to acquire additional properties and to discover reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

    The market for oil and natural gas produced by us depends on factors beyond our control, including domestic and foreign political conditions, the overall level of supply of and demand for oil and natural gas, the price of imports of oil and natural gas, weather conditions, the price and availability of alternative fuels, the proximity and capacity of natural gas pipelines and other transportation facilities and overall economic conditions. The oil and natural gas industry as a whole also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

REGULATION

    General. Various aspects of our oil and natural gas operations are subject to extensive and continually changing regulation, as legislation affecting the oil and natural gas industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations binding upon the oil and natural gas industry and its individual members. The Federal Energy Regulatory Commission ("FERC") regulates the transportation and sale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 ("NGA") and the Natural Gas Policy Act of 1978 ("NGPA"). In the past, the federal government has regulated the prices at which oil and natural gas could be sold. While sales by producers of natural gas and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA in 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act (the "Decontrol Act"). The Decontrol Act removed all remaining NGA and NGPA price and nonprice controls affecting wellhead sales of natural gas effective January 1, 1993.

    Regulation of Sales and Transportation of Natural Gas. Our sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation are subject to extensive regulation. In recent years, the FERC has undertaken various initiatives to increase competition within the natural gas industry. As a result of initiatives like FERC Order No. 636, issued in April 1992, the interstate natural gas transportation and marketing system has been substantially restructured to remove various barriers and practices that historically limited non-pipeline natural gas sellers, including producers, from effectively competing with interstate pipelines for sales to local distribution companies and large industrial and commercial customers. The most significant provisions of Order No. 636 require that interstate pipelines provide firm and interruptible transportation service on an open access basis that is equal for all natural gas supplies. In many instances, the results of Order No. 636 and related initiatives have been to substantially reduce or eliminate the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation services. While the United States Court of Appeals upheld most of Order No. 636, certain related FERC orders, including the individual pipeline restructuring proceedings, are still subject to judicial review and may be reversed or remanded in whole or in part. While the outcome of these proceedings cannot be predicted with certainty, we do not believe that we will be affected materially differently than our competitors.

    The FERC has also announced several important transportation-related policy statements and proposed rule changes, including a statement of policy and a request for comments concerning alternatives to its traditional cost-of-service rate making methodology to establish the rates interstate pipelines may charge for their services. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative. In February 1997, the FERC announced a broad inquiry into issues facing the natural gas industry to assist the FERC in establishing regulatory goals and priorities in the post-Order No. 636 environment. Similarly, the Texas Railroad Commission has been reviewing changes to its regulations governing transportation and gathering services provided by intrastate pipelines and gatherers. While the changes being considered by these federal and state regulators would affect us only indirectly, they are intended to further enhance competition in natural gas markets. We cannot predict what further action the FERC or state regulators will take on these matters, however, we do not believe that any action taken will affect us materially differently than other natural gas producers with whom we compete.

    Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC, state commissions and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

    Oil Price Controls and Transportation Rates. Our sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at market prices. The price we receive from the sale of these products may be affected by the cost of transporting the products to market.

    Environmental Matters. Extensive federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment affect our oil and natural gas operations. Numerous governmental departments issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil and even criminal penalties for failure to comply. These laws, rules and regulations may require the acquisition of certain permits, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production, restrict or prohibit drilling activities that could impact wetlands, endangered or threatened species or other protected natural resources and impose substantial liabilities for pollution resulting from our operations. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose strict liability for environmental contamination, rendering a person liable for environmental damages and cleanup costs without regard to negligence or fault on the part of such person. Other laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist. In addition, state laws often require various forms of remedial action to prevent pollution, such as closure of inactive pits and plugging of abandoned wells. The regulatory burden on the oil and natural gas industry increases our cost of doing business and consequently affects our profitability. We believe that we are in substantial compliance with current applicable environmental laws, rules and regulations, that we have no material commitments for capital expenditures to comply with existing environmental requirements and that continued compliance with existing requirements will not have a material adverse impact on our operations. However, environmental laws, rules and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements could have a material adverse effect upon our capital expenditures, earnings or competitive position as well as those of the oil and gas industry in general.

    The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund Law," and analogous state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the current or former owner or operator of the site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, companies that incur liability frequently also confront third party claims because it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.

    The Federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976 ("RCRA"), regulates the generation, transportation, storage, treatment and disposal of hazardous wastes and can require cleanup of hazardous waste disposal sites. RCRA currently excludes drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas from regulation as "hazardous waste." Disposal of such non-hazardous oil and natural gas exploration, development and production wastes usually are regulated by state law. Other wastes handled at exploration and production sites or generated in the course of providing well services may not fall within this exclusion. Moreover, stricter standards for waste handling and disposal may be imposed on the oil and natural gas industry in the future. From time to time legislation is proposed in Congress that would revoke or alter the current exclusion of exploration, development and production wastes from the RCRA definition of "hazardous wastes" thereby potentially subjecting such wastes to more stringent handling, disposal and cleanup requirements. State initiatives to further regulate the disposal of oil and natural gas wastes and naturally occurring radioactive materials could have a similar impact on us. If such legislation were enacted it could have a significant impact on our operating costs, as well as those of the oil and natural gas industry in general. The impact of future revisions to environmental laws and regulations cannot be predicted.

    We own or lease, and have in the past owned or leased, properties that have been used for the exploration and production of oil and natural gas. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under these properties or on or under other locations where such wastes have been taken for storage or disposal. In addition, many of these properties have been operated by third parties whose treatment and release of hydrocarbons or other wastes was not under our control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate previously released wastes or property contamination.

    The Oil Pollution Act of 1990 ("OPA") and rules and regulations promulgated pursuant thereto impose a variety of obligations on "responsible parties" with respect to the prevention of oil spills and liability for damages resulting from such spills. A "responsible party" includes the owner or operator of an onshore facility, vessel, or pipeline or the lessee or permittee of the area in which an offshore facility is located. Under OPA, a person owning or operating a facility from which there is a discharge or threat of a discharge of oil into navigable waters or adjoining shorelines is subject to strict joint and several liability for all containment and cleanup costs and certain other damages, including natural resource damages. OPA establishes a liability limit for onshore facilities of $350 million and for offshore facilities, all removal costs plus $75 million; however, a party cannot take advantage of this liability limit if the spill is caused by gross negligence or willful misconduct, resulted from a violation of a federal safety, construction, or operating regulation, or if a party fails to report a spill or cooperate in the cleanup. Few defenses exist to the liability imposed by OPA. OPA also imposes ongoing requirements on a responsible party, including preparation of an oil spill contingency plan and proof of financial responsibility to cover a substantial portion of environmental cleanup and restoration costs that could be incurred by governmental entities in connection with an oil spill. Under OPA and rules adopted by the Minerals Management Service ("MMS"), responsible parties of covered offshore facilities that have a worst case oil spill of more than 1,000 barrels must demonstrate financial responsibility in amounts ranging from at least $10 million in state waters to at least $35 million in Outer Continental Shelf ("OCS") waters, with higher amounts of up to $150 million in certain limited circumstances where the MMS believes such a level is justified by the risks posed by the operations or if the worst case oil spill discharge volume possible at the facility may exceed applicable threshold volumes specified in the MMS's rules. We believe that we are in substantial compliance with OPA, including having appropriate spill contingency plans and certificates of financial responsibility in place.

    We have resolved claims by the MMS relating to civil penalties for incidences of noncompliance with certain regulatory requirements on certain of our offshore platforms, as discussed under the heading "Legal Proceedings -- Minerals Management Service."

    The Federal Water Pollution Control Act ("FWPCA") and analogous state laws impose strict controls regarding the discharge of pollutants, including produced waters and other oil and natural gas wastes, into state waters or waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accord with the terms of a permit issued by EPA or the state. Sanctions for unauthorized discharges include administrative, civil and criminal penalties, as well as injunctive relief. We believe we are in substantial compliance with applicable FWPCA requirements and that any non-compliance would not have a material adverse effect on us.

    Our operations are also subject to the Clean Air Act ("CAA") and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations. We may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. However, we believe our operations will not be materially adversely affected by any such requirements, and the requirements are not expected to be any more burdensome to us than to other similarly situated companies involved in oil and natural gas exploration and production activities.

    We maintain insurance against "sudden and accidental" occurrences, which may cover some, but not all, of the risks described above. The insurance we maintain may not cover the risks described above. There can be no assurance that such insurance will continue to be available to cover all such costs or that such insurance will be available at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our financial condition and operations.

    Regulation of Oil and Natural Gas Exploration and Production. Our exploration and production operations are subject to various types of regulation at the federal, state and local levels. Such regulations include requiring permits and drilling bonds for the drilling of wells, regulating the location of wells, the method of drilling and casing wells, and the surface use and restoration of properties upon which wells are drilled. Many states also have statutes or regulations addressing conservation matters, including provisions for the utilization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of spacing, plugging and abandonment of such wells. Some state statutes limit the rate at which oil and natural gas can be produced from our properties.

EMPLOYEES

    As of March 31, 2002, we had 59 full time salaried employees and approximately 9 contract employees. None of our employees are subject to a collective bargaining agreement. In addition to our employees, we may utilize the services of independent geological, engineering, land and other consultants from time to time.

TITLE TO PROPERTIES

    We have obtained title reports on substantially all of our producing properties and believe that we have satisfactory title to such properties in accordance with standards generally accepted in the oil and natural gas industry. As is customary in the oil and natural gas industry, we perform a minimal title investigation before acquiring undeveloped properties. We also obtain title opinions prior to the commencement of drilling operations on such properties. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens which we believe do not materially interfere with the use of or materially affect the value of such properties.

ITEM 3.  LEGAL PROCEEDINGS

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

Bankruptcy filing

    On March 14, 2000, we filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division. We filed our amended plan of reorganization in the bankruptcy proceeding on May 9, 2001. Our plan provided for payment in cash, or segregation of funds for the payment, to each creditor of its full, allowed claim, including interest, on the closing date of the original offering. Our plan was confirmed by a court order on May 23, 2001, subject to the completion of the offering of the senior secured notes. Upon the closing of the offering, we paid or segregated funds for the payment of all allowed claims in accordance with our plan and the court order and, except as specifically discussed below, lawsuits, administrative actions and other proceedings that arose prior to the confirmation were dismissed as to us. If claims are resolved for less than the amount segregated by us, we will receive the balance of the funds.

Credit Lyonnais and Credit Lyonnais Securities

    In March 2000, we and Richard Bowman filed suit against Credit Lyonnais, New York Branch and Credit Lyonnais Securities (USA), Inc. in the 16th Judicial District Court of Harris County, Texas asserting claims for violations of the Federal Bank Tying Act, fraud and tortious interference. Credit Lyonnais filed a counterclaim against us seeking repayment of monies loaned by Credit Lyonnais to us, interest and attorney's fees. At the time these claims arose, Credit Lyonnais was our senior secured lender. Specifically, we alleged that we were wrongfully induced into incurring additional secured indebtedness associated with the acquisition of certain oil and natural gas properties from Apache Corporation. This additional indebtedness was to be refinanced on a short-term basis by a debt or equity offering underwritten or privately placed by Credit Lyonnais and/or its securities affiliate, Credit Lyonnais Securities, Inc. We alleged that Credit Lyonnais advised us that it would not increase our credit facility to an amount necessary to consummate the acquisition from Apache unless we entered into an agreement with Credit Lyonnais Securities to act as our exclusive financial advisor for such an offering. We agreed to enter into such an arrangement based upon representations made to us regarding the ability, experience and expertise of Credit Lyonnais Securities to assist us in such an offering. We further alleged that no meaningful effort was made on the part of Credit Lyonnais or Credit Lyonnais Securities to assist us in raising the funds necessary to refinance our credit facility.

    As part of the confirmation of our plan we and Richard Bowman reached a settlement of this litigation in May 2001. The terms of the settlement included a reduction in the amount of the secured claim of Credit Lyonnais in the approximate amount of $3.3 million and our agreement not to dispute, other than for arithmetic error, the remainder of Credit Lyonnais' secured claim, in the approximate amount of $127.3 million, including principal, interest, fees and expenses as of May 31, 2001. Richard Bowman assigned his interest in the settlement to us.

Chieftain International

    On March 31, 1999, Chieftain International (U.S.), Inc. ("Chieftain") filed suit against us in the United States District Court for the Eastern District of Louisiana (the "District Court") alleging that we owed certain joint interest expenses in the approximate amount of $3.0 million, together with accrued interest, attorney's fees, and costs, in connection with Chieftain's operation of two offshore mineral leases. Chieftain took no action with regard to its lawsuit during our bankruptcy, as the litigation in the District Court was stayed pursuant to 11 U.S.C. Section 362. Since emerging from bankruptcy, Chieftain successfully re-opened the litigation in the District Court and has claimed that we now owe approximately $5.1 million, together with accrued interest, attorneys' fees, and costs. However, pursuant to our confirmed plan of reorganization, approximately $5.5 million was segregated in an interest bearing account pending the trial and/or non-judicial resolution of our dispute with Chieftain. Recently, we have come to an agreement with Chieftain to stay the litigation for a six-month period in which we will conduct an audit of Chieftain's books and records relating to the litigation. However, $5 million of the funds segregated pending the trial and/or non-judicial resolution of our dispute with Chieftain will be transferred to Chieftain prior to the commencement of our audit. We will maintain $500,000 in the segregated account pending a resolution of the audit, but all additional funds in the segregated account due to interest accumulation will be distributed to us. If Chieftain's lawsuit is not successfully resolved in the audit process, the lawsuit will be reopened in the District Court and any of Chieftain's remaining claims will be litigated, along with our counterclaims against Chieftain for conducting operations in an imprudent manner.

Seitel Data, Ltd. and DDD Energy, Inc.

    On December 13, 2000, Seitel Data, Ltd., and DDD Energy, Inc., filed suit against Tribo Petroleum Corporation in the 334th Judicial District of Harris County, Texas, alleging that Tribo owed approximately $0.8 million in damages, together with interest and attorney's fees for goods and services delivered for our benefit. We paid the full amount of this claim, together with interest, in accordance with our plan.

Minerals Management Service

    In June 2001, we have reached a settlement with the MMS that resolved a civil enforcement action first brought against us in August 2000, with respect to certain alleged violations of MMS rules relating to the operation of our offshore facilities prior to the commencement of our bankruptcy proceedings. As part of the settlement, we have agreed to pay civil penalties in the amount of $506,500, with $25,325 paid out initially, and the remaining $481,175 paid out in quarterly installments over a two-year period. We have also agreed to provide the MMS with approximately $9.8 million in operators bonds. The settlement between the MMS and us is not an admission of liability with respect to the violations alleged by the MMS.

Arch W. Helton, Helton Properties, Inc., and Linda Barnhill

    On May 28, 1997, Arch W. Helton and Helton Properties, Inc., filed suit against us in the 80th Judicial District Court of Harris County, Texas ("state court"). Subsequently, Linda Barnhill joined as a plaintiff. The suit alleges that we owe additional royalties on oil and natural gas produced from February 1987 to date as to certain completions in oil and natural gas properties located in Alvin, Texas, that oil and natural gas was drained from approximately 18 acres in which they claim interests and seeks the recovery of attorneys' fees. This suit has been dismissed from state court. The plaintiff's proof of claim in our bankruptcy is all that remains. This claim is currently pending in the United States Bankruptcy Court for the Southern District of Texas, Houston Division. We intend to continue to vigorously defend this suit. Funds in the amount of approximately $1.0 million have been segregated in accordance with our plan pending the resolution of this dispute by the bankruptcy court. We believe these funds are sufficient to cover our net interest in the full proof of claim filed in the amount of $3.0 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II.

ITEM 5. MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

    An aggregate of 433,333 shares of our common stock were issued and outstanding on December 31, 2001, consisting of 368,333 shares of class A common stock and 65,000 shares of class B common stock. There is no market for our common stock. We have not paid and have no intention of paying dividends on our common stock.

    The following description of the capital shares does not purport to be complete or to give full effect to the provisions of statutory or common law and is subject in all respects to the applicable provisions of our Certificate of Incorporation.

    Effective June 15, 2001, the Company was authorized to issue two classes of common stock, class A and class B. The holders of the common stock are entitled to one vote for each share on all matters voted upon by shareholders, including the election of directors. Such holders are not entitled to vote cumulatively for the election of directors. Holders of a majority of the shares of common stock entitled to vote in any election of directors may elect all of the directors standing for election, subject to the rights of holders of class B common stock described below.

    Holders of class A and class B common stock are together entitled to participate pro rata in such dividends as may be declared in the discretion of the board of directors out of funds legally available therefore. Holders of class A and class B common stock together are entitled to share ratably in the net assets of the Company upon liquidation after payment or provision for all liabilities and any preferential rights. Holders of common stock have no preemptive rights to purchase shares of stock of the Company. Shares of common stock are not subject to any redemption provisions and are not convertible into any other securities of the Company, except that each share of class B common stock is convertible into one share of class A common stock under certain circumstances.

Special Rights of Class B Common Stock

    In addition to the rights of the holders of common stock set forth above, the holders of a majority of the class B common stock, voting together as a single class, are entitled to designate one person to serve as a non-voting advisory observer to the Company's board of directors, and further, at any time, to cause the Company to increase the size of its board of directors and to immediately elect to the board of directors a number of directors (having full voting power) nominated by a majority of the holders of the class B common stock sufficient to constitute a majority of the board of directors. Until there are no outstanding shares of class B common stock, the board of directors may not consist of more than seven directors other than those nominated by the holders of the class B common stock in accordance with the foregoing. Only the holders of the class B common stock may remove the directors that such holders are entitled to designate.

    In addition to any vote required by law, all matters submitted to a vote of the Company's shareholders will require the approval of the holders of a majority of the issued and outstanding shares of class B common stock, voting separately as a single class. In addition, any amendment to the Company's Bylaws will require the approval of the holders of the majority of the issued and outstanding shares of class B common stock.

ITEM 6.  SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

    The following tables set forth our selected consolidated historical financial data for the periods shown. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included in this prospectus.


                                                                                 Years Ended December 31,
                                                       ---------------------------------------------------------------------------
                                                           1997            1998            1999           2000            2001
                                                       ------------    ------------    ------------   -------------   ------------
                                                                      (in thousands, except per share and ratio data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Total revenues.......................................  $     13,296    $     26,352    $     37,766   $      74,476       $ 93,239
Expenses.............................................
    Lease operating..................................         4,845          17,450          15,542          19,485         19,948
    Workover.........................................           687             600           2,410           6,649          5,916
    Production taxes.................................           305             639             705           1,968          1,740
    Depreciation, depletion and amortization.........         3,037          12,398          11,040          13,506         12,189
    General and administrative.......................         2,276           3,327           5,237           4,328          6,973
    Interest.........................................         1,410           7,734          11,981          12,758         21,145
                                                       ------------    ------------    ------------   -------------   ------------
         Total expenses..............................        12,560          42,147          46,916          58,695         67,911
Income (loss) before reorganization costs
    and income taxes.................................           736         (15,795)         (9,150)         15,780         25,329
Reorganization costs.................................             -               -               -          21,487          8,834
                                                       ------------    ------------    ------------   -------------   ------------
Income (loss) before income taxes....................           736         (15,795)         (9,150)         (5,707)        16,494
Provision for income taxes...........................           925               -               -              79              -
                                                       ------------    ------------    ------------   -------------   ------------
Net income (loss)....................................  $       (189)   $    (15,795)   $     (9,150)  $      (5,786)  $     16,494
                                                       ============    ============    ============   =============   ============

Net income (loss) per share - basic and
    diluted..........................................  $      (0.79)   $     (66.27)   $     (38.39)  $      (24.28)  $      48.01
                                                       ============    ============    ============   =============   ============
Weighted average shares outstanding..................       238,333         238,333         238,333         238,333        343,580
                                                       ============    ============    ============   =============   ============
OTHER FINANCIAL DATA:
Capital expenditures - oil and natural gas
    properties.......................................  $     20,457    $     71,992    $     13,572   $      10,878   $     13,598
Adjusted EBITDA(1)...................................         5,183           4,337          13,871          42,045         71,161
Adjusted EBITDA to cash interest(2)..................          3.68x           0.56x           1.16x           3.30x          5.08x
Earnings to fixed charges(3).........................          1.44x             NM            0.31x           0.60x          1.74x

Cash flows from operating activities.................  $      2,516    $      7,168    $     12,127   $      40,695   $    (21,603)
Cash flows from investing activities.................       (24,196)        (71,926)        (11,943)        (10,118)       (13,161)
Cash flows from financing activities.................        23,324          65,153             (42)           (401)         6,538


                                                                                    At December 31,
                                                       ---------------------------------------------------------------------------
                                                           1997            1998            1999           2000            2001
                                                       ------------    ------------    ------------   -------------   ------------
                                                                      (in thousands, except per share and ratio data)
CONSOLIDATED BALANCE SHEET DATA:
Net property and equipment...........................  $     28,810    $     89,194    $     89,897   $      87,308   $     86,672
Total assets.........................................        41,831         104,130         108,903         152,594        151,152
Stockholder's equity (capital deficit)...............           592         (15,203)        (24,352)        (30,139)        11,577
ACNTA(4).............................................       101,050         116,319         283,562         617,387        159,000
Notes payable, including current maturities..........        35,184         101,480         105,058         104,657        110,138
ACNTA to indebtedness................................          2.87x           1.15x           2.70x           5.90x          1.44x

----------
(1) EBITDA means earnings before interest expense, income taxes, depreciation, depletion and amortization. Adjusted EBITDA means EBITDA before impairment of oil and natural gas properties, reorganization costs and gains or losses on derivative contracts. EBITDA is commonly used by debt holders and financial statement users as a measurement to determine the ability of an entity to meet its interest obligations. EBITDA is not a measurement presented in accordance with generally accepted accounting principles ("GAAP") and is not intended to be used in lieu of GAAP presentation of results of operations and cash provided by operating activities. Our definition of adjusted EBITDA may not be identical to similarly entitled measures used by other companies.

(2) Cash interest excludes non-cash interest for amortization of bond discount and bond issuance costs, which are included in determining interest expense in accordance with GAAP.

(3) For purposes of computing the ratio of earnings to fixed charges, earnings are computed as income after reorganization costs and before income taxes plus interest expense including amortization of premiums, discounts, and capitalized expenses related to indebtedness. Fixed charges represent interest expense and capitalized interest (including amortization of deferred finance charges and an estimated portion of rentals representing interest costs). Earnings were insufficient to cover fixed charges by $15.8 million, $9.2 million and $5.8 million for the years ended December 31, 1998, 1999 and 2000, respectively. Earnings of $16.5 million were sufficient to cover fixed charges for the year ended December 31, 2001. NM means, "not measured."

(4) ACNTA means Adjusted Consolidated Net Tangible Assets, as defined in "Description of the Senior Secured Notes -- Certain Definitions." ACNTA is calculated using oil and natural gas prices utilized in our year-end reserve report. NM means, "not measured."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of our results of operations and financial condition includes the results of operations and financial condition of our subsidiary and us on a consolidated basis. Our consolidated financial statements and the related notes contain additional detailed information that should be referred to when reviewing this material.

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

    We have one subsidiary, Tri-Union Operating Company, which is wholly owned by us. Tri-Union Operating's principal asset is a net profits interest in a field in California, operated by us. This interest is the only oil and natural gas property of Tri-Union Operating and represents less than 5% of our consolidated proved reserves.

    In March 1998, we acquired certain onshore Texas oil and natural gas properties from Apache Corporation with the proceeds from a short-term, amortizing bank loan. In August 1998, before we were able to refinance our bank loan, commodity prices began falling, with oil prices ultimately reaching a 12-year low in December 1998. The resultant negative effect on our cash flow from the deterioration of commodity prices, coupled with the required amortization payments on our bank loan, severely restricted the amount of capital we were able to dedicate to development drilling. Consequently, our oil and natural gas production declined, further negatively affecting our cash flow. In October 1998, our short-term loan matured and we arranged a forbearance agreement providing for interest payments to be partially capitalized. On July 1999, this forbearance agreement terminated and we made negotiated interest payments while attempting to negotiate a restructuring of our obligations.

    On March 14, 2000, we chose to seek protection under Chapter 11 of the U.S. Bankruptcy Code. Tri-Union Operating continued to operate outside of bankruptcy. On July 18, 2001, we sold in a private unit offering $130,000,000 of old notes, each unit consisting of one old note in the principal amount of $1,000 and one share of class A common stock of Tribo Petroleum Corporation, our former parent corporation. The proceeds from this offering and our available cash balances were sufficient to allow us to pay or segregate funds for the payment of all creditor claims in full, including interest, and to exit bankruptcy on June 18, 2001.

    As of December 31, 2001, we had $110.1 million of debt outstanding (net of bond discounts), as compared to adjusted EBITDA of $71.2 million for the year ended December 31, 2001.

    At December 31, 2000, our net proved reserves were 180.1 Bcfe with a PV-10 Value of $630.0 million. At December 31, 2001, our net proved reserves were
191.7 Bcfe with a PV-10 Value of $143.8 million and $160.8 million including our hedge position value at such date. Our total proved reserve quantities at December 31, 2001 increased by 6% versus those at December 31, 2000. The increase in total proved reserves was primarily due to two factors. First, based on recent drilling and recompletion successes, we have been able to add a number of additional PUD's and behind-pipe locations on our California assets. Secondly, a recent 3-D seismic survey conducted over our Barber's Hill property has enabled us to delineate and add a PUD location in that field. Our capital budget has been primarily focused on converting proved developed non-producing and proved undeveloped reserves to production.

    During 1999, 2000 and 2001, our capital expenditures on oil and natural gas activities totaled approximately $13.6 million, $10.9 million and $13.6 million, respectively. These expenditures related to operations in our three core areas. In 1998, 87% of our capital expenditures were related to the acquisition of reserves. In 1999 and 2000, 44%, or $10.6 million, of our capital expenditures were for development drilling and recompletions. The remaining 56% was incurred on items such as platform and pipeline improvements that were identified at the time of our acquisition of the properties, compressor installations and on 3-D seismic surveys. During 1999 and 2000 our development capital investments of $10.6 million were expended to complete 28 development wells, exploitation wells and recompletions. During 2001, our developmental capital investments of $13.6 million were expended on a large offshore recompletion, the plugging of our four offshore facilities and the recompletion or drilling of 35 other projects.

    On July 27, 2001, we were the surviving corporation in a merger with our parent corporation, Tribo Petroleum Corporation. As a consequence of this merger, we assumed all of the rights and obligations of Tribo, including those under the indenture. The financial information in this prospectus is the consolidated financial information for Tribo, us and our subsidiary as of the periods indicated.

    We use the full cost method of accounting for oil and natural gas property acquisition, exploration and development activities. Under this method, all productive and nonproductive costs incurred in connection with the acquisition of, exploration for and development of oil and natural gas reserves are capitalized. Capitalized costs include lease acquisitions, geological and geophysical work, delay rentals and the costs of drilling, completing and equipping oil and natural gas wells. Gains or losses are recognized only upon sales or dispositions of significant amounts of oil and natural gas reserves. Proceeds from all other sales or dispositions are treated as reductions to capitalized costs.

RESULTS OF OPERATIONS

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

    For the year ended December 31, 2001, consolidated net income was $16,494,151, a $22,280,177 increase from the consolidated net loss of $5,786,026 for the year ended December 31, 2000.

    Oil and Natural Gas Revenues. Oil and natural gas revenues increased $7,064,221, or 10%, to $80,516,275 for the year ended December 31, 2001 from
$73,452,054 for the year ended December 31, 2000. Although production volumes decreased 976 Mcfe, or 6% to 15,337 Mcfe for the year ended December 31, 2001 from 16,313 Mcfe for the year ended December 31, 2000, oil and natural gas revenue increased as a result of an increase in the average price received for sales of natural gas during the period. Our decline in production is partially attributable to a reduction to production in our Westbury Farm #1 well in the Constitution Field due to 2 wells drilled on adjoining acreage, not owned or operated by us, directly offsetting our production. Further contributing to our production decline were two wells which watered-out in our Ord Bend Field in California. After watering out, these 2 wells were recompleted during 2001 to new zones at reduced production rates. Additionally, two recompletion in our West Hastings unit depleted during the last half of 2001 and have not been brought into production. The following table summarizes the consolidated results of oil and natural gas production and related pricing for the years ended December 31, 2000 and 2001:

                                                              Years Ended December 31,
                                                  ---------------------------------------------
                                                       2000            2001         % Change
                                                  -------------   -------------   -------------
  Oil production volumes (Mbbls)                      1,333           1,245            -7%
  Gas production volumes (Mmcf)                       8,314           7,869            -5
       Total (Mmcfe)                                 16,313          15,337            -6

  Average oil price (per Bbl)                        $28.95          $25.81           -11%
  Average gas price (per Mcf)                          4.19            6.15            47
       Average price (per Mcfe)                        4.50            5.25            17

    Loss on Marketable Securities. Losses on marketable securities were $556,735 for the year ended December 31, 2001. In satisfaction of certain related party transactions, we entered into an agreement whereby we transferred to Atasca certain minor oil and gas properties and trading securities owned by Tribo Petroleum Corporation. The marketable securities were sold during July 2001 and proceeds in the amount of $102,458 were transferred to Atasca. The sale of these trading securities resulted in a loss, with the change in fair value recognized during the period included in earnings.

    Gain on Derivatives Contract. In connection with the issuance of the senior secured notes, we agreed to maintain, subject to certain conditions, on a monthly basis, a rolling two-year derivatives contract until the maturity of the notes on approximately 80% of our projected oil and natural gas production from proved developed producing reserves and the basis differential attributable to approximately 80% of our projected proved developed producing natural gas production from our California properties. At December 31, 2001,we had derivative contracts in place through, December 31, 2003 at estimated net realized prices that we expect will exceed $3.96 per Mcf and $24.42 per Bbl, or a weighted natural gas-equivalent price of approximately $4.01 per Mcfe. The estimated fair value of this derivatives contract at December 31, 2001 resulted in the recording of a gain on derivatives contract of $12,498,944. Our production was not hedged at December 31, 2000.

    Other Income. Other income increased $752,563 to $780,967 for the year ended December 31, 2001 from $28,404 for the year ended December 31, 2000. The increase was primarily the result of the sale of emission reduction credits from our Hastings Field. The income recognized as a result of the sales of the emission credits was offset by a loss on the sale of zero coupon U.S. Treasury Bonds with a 2019 maturity, purchased and held in trust and pledged to the Minerals Management Service ("MMS") for the plugging and abandonment ("P&A") of certain wells and the decommissioning of offshore platforms. These zero coupon U.S. Treasury Bonds were sold to satisfy a re-bonding requirement as stipulated by the MMS during our bankruptcy. New bonds in the amount of approximately $9.8 million were issued during June 2001 with the cash proceeds from the sale of the zero coupon U.S. Treasury bonds. These proceeds were deposited into a restricted interest bearing money market account as collateral for the new P&A performance bonds.

    Lease Operating Expenses. Lease operating expenses increased $462,613 or 2%, to $19,947,972 for the year ended December 31, 2001 from $19,485,359 for the year ended December 31, 2000. Lease operating expense was $1.30 per Mcfe for the year ended December 31, 2001, an increase of 9% from $1.19 per Mcfe for the year ended December 31, 2000. The increase was primarily the result of higher electricity and fuel costs, and the result of MMS required compliance work at our Matagorda Island A-4 and Brazos 104 facility during the first half of 2001. The increase in lease operating expense was partially offset as a result of the sale of our Ship Shoal 58 field in June 2001 and the P&A of the West Cameron 531, South Marsh Island 232 and Brazos 476 wells and platform, where lease operations have ceased.

    Workover Expense. Workover expenses decreased $732,718, or 11%, to $5,916,356 for the year ended December 31, 2001 from $6,649,074 for the year ended December 31, 2000. Workover expense was $0.39 per Mcfe for the year ended December 31, 2001, a decrease of 5% from $0.41 per Mcfe for the year ended December 31, 2000. During the last half of 2000 and the first half of 2001, an accelerated workover program was completed which returned several marginal shut-in wells to production. During the last half of 2001, workover expenses have returned to a more normal level of expenditure.

    Production Taxes. Production taxes decreased $228,180 or 12%, to $1,740,162 for the year ended December 31, 2001 from $1,968,342 for the year ended December 31, 2000. Production taxes were $0.11 per Mcfe for the year ended December 31, 2001, a decrease of 8% from $0.12 per Mcfe for the year ended December 31, 2000. Production taxes are computed by multiplying produced volumes or revenues by a tax rate specified by the taxing authority. Decreases in oil and natural gas volumes during the year ended December 31, 2001 contributed to the decrease in the amount of production taxes paid during the period.

    Depreciation, Depletion and Amortization Expense. DD&A decreased $1,317,636, or 10%; to $12,188,841 for the year ended December 31, 2001 from $13,506,477 for the year ended December 31, 2000. DD&A was $0.79 per Mcfe for the year ended December 31, 2001, a decrease of 5% from $0.83 per Mcfe for the year ended December 31, 2000. An decrease in oil and natural gas volumes produced during the year ended December 31, 2001 resulted in an decrease in the amount of depletion computed on those volumes.

    General and Administrative Expense. G&A increased $2,644,186, or 61%, to $6,972,544 for the year ended December 31, 2001 from $4,328,358 for the year ended December 31, 2000. G&A was $0.45 per Mcfe for the year ended December 31, 2001, an increase of 67% from $0.27 per Mcfe for the year ended December 31, 2000. The increase was primarily the result of an increase in salary, director fees and related expenses of $254,460, an increase in legal and audit and tax service fees of $762,515 and an increase in bad debt expense of $1,562,041.

    Interest Expense. Interest expense increased $8,387,094, or 66%, to $21,144,957 for the year ended December 31, 2001 from $12,757,863 for the year ended December 31, 2000. The increase was primarily the result of non-cash amortization of bond discount and deferred loan costs to interest expense of $3,922,434 and $3,208,149 respectively, for the year ended December 31, 2001.

    Reorganization Costs. Tri-Union Development Corporation filed for bankruptcy protection on March 14, 2000. We incurred reorganization costs of $21,487,191 for the year ended December 31, 2000 and $8,834,468 for the year ended December 31, 2001. Reorganization costs primarily included the following:

        Rejection of fixed-price physical delivery contract -- The bankruptcy court approved a motion to reject a fixed-price physical delivery contract. A claim was filed by the damaged party resulting in a liability of $17,559,272 (see Note 10). During the years ended December 31, 2000 and 2001, the Company incurred reorganization expenses related to this claim of $17,559,272 and $737,022, respectively.

        Professional fees and other -- The Company was required to hire certain legal and accounting professionals to help the Company and its Creditors in its bankruptcy proceedings. These fees were $3,611,760 during 2000 and $3,781,716 during 2001.

        Retention costs -- In an effort to maintain certain key employees through the bankruptcy period, the Company incurred retention bonuses of $855,000 and $301,740 during the years ended December 31, 2000 and 2001, respectively. During August 2001, we paid the retention bonus to our employees.

        Interest expense - The Company paid interest expense of $2,974,270 as a result of our emergence from bankruptcy during 2001.

        Atasca transaction - As a condition of TDC's plan of reorganization, the Company agreed to transfer all of the oil and natural gas properties and certain marketable securities owned by Tribo Petroleum Corporation, as of May 1, 2001 to its affiliate, Atasca Resources, Inc., at their net book values of approximately $1,098,000 and $102,000, respectively. In connection with this transaction, all balances owing to and from the Company by its affiliates on May 1, 2001 were forgiven. These balances aggregated to a net receivable from the affiliates of $785,000. As a consequence of these transactions, the Company recorded a one-time reorganization expense of $1,985,442 in 2001.

        Interest Income -- The Company earned interest income of $538,841 from March 14, 2000 through December 31, 2000, and $945,722 from January 1, 2001 through June 18, 2001.

Provision for Income Taxes. A $79,000 provision for income tax was made for the year ended December 31, 2000, primarily as a result of alternative minimum tax considerations. No provision for federal income tax was required for the year ended December 31, 2001.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

    For the year ended December 31, 2000, consolidated net loss was $5,786,026, a 37% decrease in the consolidated net loss of $9,150,034 for the year ended December 31, 1999.

    Oil and Natural Gas Revenues. Oil and natural gas revenues increased $37,181,711, or 103%, to $73,452,054 for the year ended December 31, 2000 from
$36,270,343 for the year ended December 31, 1999. The increase in oil and natural gas revenues was the result of an increase in production volumes as a consequence of a successful capital expenditure and workover program and an increase in the average price received for sales of oil and natural gas during the period. The following table summarizes the consolidated results of oil and natural gas production and related pricing for the years ended December 31, 2000 and 1999:


                                                             Years Ended December 31,
                                                  ---------------------------------------------
                                                       1999            2000         % Change
                                                  -------------   -------------   -------------
  Oil production volumes (Mbbls)                      1,145           1,333            16%
  Gas production volumes (Mmcf)                       7,007           8,314            19
       Total (Mmcfe)                                 13,874          16,313            18

  Average oil price (per Bbl)                        $17.27          $28.95            68%
  Average gas price (per Mcf)                          2.36            4.19            78
       Average price (per Mcfe)                        2.61            4.50            72

    Gain on Marketable Securities. Gains on marketable securities were $995,180 for the year ended December 31, 2000. Certain marketable securities were bought and held principally for the purpose of selling them in the near term and are classified as trading securities. Trading securities are recorded at fair value on the balance sheet as current assets, with the change in fair value recognized during the period included in earnings.

    Other Income. Other income decreased $1,466,989, or 98%, to $28,404 for the year ended December 31, 2000 from $1,495,393 for the year ended December 31, 1999. The decrease was primarily the result of a change in accounting method for the year ended December 31, 2000, by which interest income was recorded as an offset to reorganization costs in accordance with SOP 90-7 and the non-recurring revision of prior year estimated accruals in 1999.

    Lease Operating Expenses. Lease operating expenses increased $3,943,082, or 25%, to $19,485,359 for the year ended December 31, 2000 from $15,542,277 for the year ended December 31, 1999. Lease operating expense was $1.19 per Mcfe for the year ended December 31, 2000, an increase of 6% from $1.12 per Mcfe for the year ended December 31, 1999. The increase was primarily the result of a general increase in oilfield related service costs, with the increase on a per unit of production basis partially offset by increases in production. Additionally, several non-recurring expenditures associated with returning over 50 wells to production at our Hastings, Sour Lake and AWP fields, the installation of an Amine unit and compressor at our Word field and regulatory compliance and compressor installations at several offshore locations contributed to the increase in lease operating expenses for the year ended December 31, 2000.

    Workover Expense. Workover expense increased $4,238,664, or 176%, to $6,649,074 for the year ended December 31, 2000 from $2,410,410 for the year ended December 31, 1999. Workover expense was $0.41 per Mcfe for the year ended December 31, 2000, an increase of 141% from $0.17 per Mcfe for the year ended December 31, 1999. In 2000, a workover program was completed that included normal recurring workovers, a backlog of workovers from 1998 and 1999 and workovers associated with certain of the 50 wells that we returned to production during the year. Expenses also included artificial lift and saltwater disposal system installations for certain wells in our Hastings, AWP, Ord Bend and Powderhorn fields.

    Production Taxes. Production taxes increased $1,263,487, or 179%, to $1,968,342 for the year ended December 31, 2000 from $704,855 for the year ended December 31, 1999. Production taxes were $0.12 per Mcfe for the year ended December 31, 2000, an increase of 140% from $0.05 per Mcfe for the year ended December 31, 1999. Production taxes are computed by multiplying produced volumes or revenues by a tax rate specified by the taxing authority. The taxing authorities, upon meeting certain conditional requirements, offered drilling and development incentives in the form of tax rate reductions over a specified period of time. Certain of these incentives expired during early 2000, resulting in an increase in tax rates for the remainder of that year. Increases in oil and natural gas volumes and revenues during the year ended December 31, 2000 also contributed to the increase in the amount of production taxes paid during the period.

    Depreciation, Depletion and Amortization Expense. DD&A increased $2,466,442, or 22%; to $13,506,477 for the year ended December 31, 2000 from $11,040,035 for the year ended December 31, 1999. DD&A was $0.83 per Mcfe for the year ended December 31, 2000, an increase of 4% from $0.80 per Mcfe for the year ended December 31, 1999. An increase in oil and natural gas volumes produced during the year ended December 31, 2000 resulted in an increase in the amount of depletion computed on those volumes. DD&A per unit of production remained relatively steady as a result of increased production and reserves from the successful completion of a relatively low cost development program.

    General and Administrative Expense. G&A decreased $908,375, or 17%, to $4,328,358 for the year ended December 31, 2000 from $5,236,733 for the year ended December 31, 1999. G&A was $0.27 per Mcfe for the year ended December 31, 2000, a decrease of 29% from $0.38 per Mcfe for the year ended December 31, 1999. The decrease was primarily the result of a reversal of a provision for doubtful accounts, which had been recorded for a receivable owed by a working interest owner at December 31, 1999. A settlement agreement with the working interest owner during 2000 lead to the reversal of the provision for the account. Certain reorganization efforts and cost saving measures were implemented which also contributed to the decrease in G&A expenses for the period.

    Interest Expense. Interest expense increased $776,403, or 6%, to $12,757,863 for the year ended December 31, 2000 from $11,981,460 for the year ended December 31, 1999. The increase was primarily the result of an increase in outstanding borrowings.

    Reorganization Costs. Tri-Union Development Corporation filed for bankruptcy protection on March 14, 2000. We incurred reorganization costs of $21,487,191 for the year ended December 31, 2000. Reorganization costs primarily included the following:

        Rejection of fixed-price physical delivery contract -- The bankruptcy court approved a motion to reject a fixed-price physical delivery contract. A claim was filed by the damaged party resulting in a liability of $17,559,272. The contract was not a financial instrument that would qualify to be treated as a hedge for financial reporting purposes; accordingly the full amount of the claim was recorded as an expense for the year ended December 31, 2000. The full amount of the claim was satisfied in accordance with our amended plan of reorganization.

        Professional fees and other -- We retained certain legal and accounting professionals to assist with the bankruptcy proceedings and have incurred or estimated legal and accounting fees associated with these proceedings totaling $3,611,760 for the year ended December 31, 2000.

        Employee retention costs -- In an effort to maintain employees through the bankruptcy period, we sought approval from creditors and the bankruptcy court to compensate the employees when certain conditions are met. For the year ended December 31, 2000, estimated retention expenses of $855,000 were recorded.

        Interest -- Interest income of $538,841 was earned from March 14, 2000 through December 31, 2000. As prescribed by SOP 90-7, interest earned is offset against reorganization costs, as described above.

    Provision for Income Taxes. A $79,000 provision for income tax was made for the year ended December 31, 2000, primarily as a result of alternative minimum tax considerations. No provision for federal income tax was required for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    In March 1998, we acquired certain onshore Texas oil and natural gas properties from Apache Corporation. Prior to the acquisition, we had approximately $35.0 million in debt outstanding. We incurred approximately another $63.0 million in debt in connection with the Apache acquisition. In August 1998, before we were able to refinance our debt, commodity prices began falling, with oil prices ultimately reaching a 12-year low in December of that year. The resultant negative effect on our cash flow from the deterioration of commodity prices, coupled with the required amortization payment on our bank loan, severely restricted the amount of capital we were able to dedicate to development drilling. Consequently, our oil and natural gas production declined, further negatively affecting our cash flow. In October 1998, our loan matured and we arranged a forbearance agreement providing for interest payments to be partially capitalized and providing us with additional time to refinance our obligations. In July 1999, the forbearance agreement terminated and we made negotiated interest payments while attempting to negotiate a restructuring of our obligations. By March 2000, the aggregate principal balance of our bank debt had increased as a result of capitalized interest and expenses to approximately $105.0 million. In February 2000, the bank declared the loan in default, demanded payment of all principle and interest and posted the shares of Tribo Petroleum Corporation, at that time our parent corporation and a guarantor of the loan, for foreclosure. As a consequence of the bank's actions, on March 14, 2000, we filed for bankruptcy protection. After the filing, we operated as a "debtor-in-possession," continuing in possession of our estate, the operation of our business and the management of our properties. Under Chapter 11, certain claims against us in existence prior to the filing of the petition were stayed from enforcement or collection. These claims are reflected in full in the consolidated December 31, 2000 sheet as "pre-petition liabilities subject to compromise."

    After we entered into bankruptcy in March 2000, commodity prices began to recover, with natural gas prices eventually reaching historically high levels, particularly in California. During 2001, average prices we received for natural gas and oil was $6.15 per Mcf and $25.81 per Bbl. During our bankruptcy we were also permitted to apply funds previously devoted to amortization payments on our debt towards limited development activities, which yielded substantial improvements in our production volumes of both oil and natural gas.

    We filed our amended plan of reorganization in the bankruptcy court on May 9, 2001, which provided for our exit from bankruptcy upon the completion of a $130.0 million unit offering of senior secured notes and class A common stock. Our plan was confirmed by a court order entered as of May 23, 2001, subject to the completion of the offering. On June 18, 2001, the offering closed and we exited bankruptcy. The proceeds of the offering and our available cash balances at closing were sufficient to allow us to pay or segregate funds for the payment of all claims in full.

    During the last two quarters of 2001 and continuing into 2002, commodity prices again declined. These price declines, coupled with production declines beginning in the third quarter of 2001, predominately attributable to unanticipated production declines in two wells, adversely impacted our cash flows during the latter part of 2001. Commodity price hedges that we had entered into in connection with the closing of the offering have only partially offset the adverse impact on our cash flows from the decline in commodity prices.

    At December 31, 2001, we had $130.0 million of 12.5% senior secured notes outstanding. The notes mature on June 1, 2006 and require amortization payments of the greater of $20.0 million and 15.3% as of June 1, 2002 and 2003 and an amortization payment of the greater of $15.0 million and 11.5% as of June 1, 2004. A final amortization payment of $75,000,000 is due June 1, 2006. Interest is payable semi-annually on June 1 and December 1 of each year. On June 1, 2002, a payment in the approximate amount of $28.0 million is due on the notes, representing $20.0 million in principal and approximately $8.0 million in accrued interest.

    At December 31, 2001, our cash balance was $4.8 million, a $28.2 million decrease from our cash balance at December 31, 2000.

    Net cash used by operating activities before reorganization items was $16.4 million for the year ended December 31, 2001 compared to net cash provided by operating activities before reorganization items of $42.7 for the year ended December 31, 2000. The increase is the result of a decrease in accounts payable and accrued liabilities and accounts receivable at December 31, 2001. Additionally, on June 18, 2001, we deposited $13.5 million into a restricted cash account as required by our plan of reorganization to satisfy the payment in full of all remaining disputed pre-petition claims. As of December 31, 2001, $4.6 million of cash deposited into this restricted account was disbursed to us or to claimants of pre-petition claims. At December 31, 2001, the balance in the restricted account was $8.9 million. These uses of cash were partially offset by an increase in net income of $16.5 million after reorganization costs of $8.8 million and income from hedging contracts of $12.5 million at December 31, 2001, when compared to a net loss of $5.8 million after reorganization costs of $21.5 million at December 31, 2001.

     Net cash used in investing activities was $13.2 million for the year ended December 31, 2001 when compared to $10.1 million for the year ended December 31, 2000. The increase is primarily the result of an increase in proceeds from the sales of oil and natural gas properties of $1.8 million to $2.2 million at December 31, 2001 from $0.39 million for the year ended December 31, 2000. Additions to oil and natural gas properties and other equipment increased $2.7 million to $13.6 million for the year ended December 31, 2001 from $10.9 million for the year ended December 31, 2000. This increase is partially offset by a decrease in proceeds from the sale of marketable securities of $1.3 million to $0.55 million for the year ended December 31, 2001 from $1.87 million for the year ended December 31, 2000.

    Net cash provided by financing activities was $6.5 million for the year ended December 31, 2001 when compared to net cash used of $0.4 million for the year ended December 31, 2000. The increase is the result of the completion of the notes offering on June 18, 2001, partially offset by the payment of loan fees in the amount of $3.2 million at December 31, 2001.

                                                                                            Years Ended December 31,
                                                                                 ---------------------------------------------
                                                                                      1999            2000           2001
                                                                                 -------------   -------------   -------------

         Property acquisition - proved.......................................    $         250   $         408   $           -
         Development costs...................................................           13,322          10,080          13,598
         Exploration costs...................................................                -             389               -
                                                                                 -------------   -------------   -------------
              Total costs incurred...........................................    $      13,572   $      10,878   $      13,598
                                                                                 =============   =============   =============

CAPITAL REQUIREMENTS

    Historically, our principal sources of capital have been cash flow from operations, short-term reserve-based bank loans, proceeds from asset sales and the notes offering. Our principal uses for capital have been the acquisition and development of oil and natural gas properties.

    At December 31, 2001, our cash balance was $4.8 million. On June 1, 2002, we are required to make a payment of approximately $28.0 million on the senior secured notes, representing $20.0 million in principal and approximately $8.0 million in accrued interest. We intend to divest most or all of our Gulf Coast onshore and offshore assets as part of our plan to focus our efforts on our Sacramento Basin properties and to provide us with the resources necessary to fund our capital budget for 2002 and to make the payment on the notes due June 1, 2002, and have retained the services of an oil and gas marketing agent to assist us in the sales process for our onshore Gulf Coast properties. In March 2002, we terminated certain of our derivatives contracts and replaced them with contracts providing for price floors at the prices specified under the terms of the senior secured notes of $2.75 per MMBtu of natural gas (Henry Hub) and $18.50 per barrel of crude oil (West Texas Intermediate). We are entitled to receive approximately $3 million on the settlement of these contracts. The funds will be placed in a segregated bank account and be applied to our June 1 payment on the senior secured notes. The purchase price of the floor contracts of approximately $1 million has been financed by our derivatives contract counterparty. We have also begun negotiations with various lenders regarding the implementation of a revolving credit facility that would be available for working capital and debt service requirements. In light of our limited cash balance at year end and impending debt payment we have begun to limit our capital expenditures on workover and development projects. Prolonged reductions in these expenditures would have an adverse affect on our future production of oil and natural gas.

    If the timing or magnitude of our asset sales appears insufficient to fund our June 1 payment, or if we will be unable to implement a revolving credit facility providing us with the capacity necessary to fund our obligations, we will be required to further restrict our workover and development activities and concurrently pursue alternative means of obtaining the necessary funds, which may involve the early termination of additional in-the-money commodity price hedges, sales of future production or other forms of financing.

Qualitative Disclosures About Market Risk

    Revenues from our operations are highly dependent on the price of oil and natural gas. The markets for oil and natural gas are volatile and prices for oil and natural gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas and a variety of additional factors that are beyond our control, including the level of consumer demand, weather conditions, domestic and foreign governmental regulations, market uncertainty, the price and availability of alternative fuels, political conditions in the Middle East, foreign imports and overall economic conditions. It is impossible to predict future oil and natural gas prices with any certainty. To reduce our exposure to oil and natural gas price risks, from time to time we may enter into commodity price derivative contracts to hedge commodity price risks.

    Approximately 80% of our projected oil and natural gas production from proved developed producing reserves (and the basis differential attributable to approximately 80% of our projected proved developed producing natural gas production from our California properties) are hedged at December 31, 2003 at swap prices of $3.96 per Mcf and $24.42 per Bbl, or a weighted-average natural gas-equivalent price of approximately $4.01 per Mcfe. In connection with the issuance of the notes, we agreed to maintain, on a monthly basis, a rolling two-year hedge program until the maturity of the notes, subject to certain conditions. In March 2002, we terminated certain of our derivatives contracts and replaced them with contracts providing for price floors at the prices specified under the terms of the senior secured notes of $2.75 per MMBtu of natural gas (Henry Hub) and $18.50 per barrel of crude oil (West Texas Intermediate).

Recently Issued Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations ("SFAS 141"), and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill and reassess the amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

    In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, SFAS No. 143, which amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, is applicable to all companies. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in SFAS No. 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statue, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. While we are not yet required to adopt SFAS No. 143, we do not believe the adoption will have a material effect on our financial condition or results of operations.

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-lived Assets. SFAS No. 144, which supercedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets for Long-lived Assets to be Disposed Of and amends ARB No. 51, Consolidated Financial Statements, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim financials within those fiscal years, with early adoption encouraged. The provisions of SFAS No. 144 are generally to be applied prospectively. As of the date of this filing, we are still assessing the requirements of SFAS No. 144 and have not determined the impact the adoption will have on our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

    The Securities and Exchange Commission recently issued disclosure guidance for "critical accounting policies." The SEC defines critical accounting policies as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

    Our significant accounting policies are described in Note 3 in the Notes to Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

Oil and Natural Gas Interests

    Full Cost Method - The Company uses the full cost method of accounting for exploration and development activities as defined by the SEC. Under this method of accounting, the costs for unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. The sum of net capitalized costs and estimated future development and abandonment costs of oil and gas properties and mineral investments is amortized using the unit-of-production method.

    Proved Reserves - Proved oil and gas reserves are the estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate with reasonable certainty can be recovered in future years from known reservoirs under existing economic and operating conditions. Reserves are considered "proved" if they can be produced economically as demonstrated by either actual production or conclusive formation tests. Reserves which can be produced economically through application of improved recovery techniques are included in the "proved" classification when successful testing by a pilot project or the operation of an installed program in the reservoir provides support for the engineering analysis on which the project or program was based. "Proved developed" oil and gas reserves can be expected to be recovered through existing wells with existing equipment and operating methods. The Company emphasizes that the volumes of reserves are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data as well as production performance data. These estimates, made by the Company's engineers, are reviewed and revised, either upward or downward, as warranted by additional data. Revisions are necessary due to changes in assumptions based on, among other things, reservoir performance, prices, economic conditions and governmental restrictions. Decreases in prices, for example, may cause a reduction in some proved reserves due to uneconomic conditions.

    Ceiling Test - Companies that use the full cost method of accounting for oil and gas exploration and development activities are required to perform a ceiling test. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The test determines a limit, or ceiling, on the book value of oil and gas properties. That limit is basically the after tax present value of the future net cash flows from proved crude oil and natural gas reserves. This ceiling is compared to the net book value of the oil and gas properties reduced by any related deferred income tax liability. If the net book value reduced by the related deferred income taxes exceeds the ceiling, an impairment or non-cash write down is required. A ceiling test impairment can give us a significant loss for a particular period; however, future DD&A expense would be reduced. Estimates of future net cash flows from proved reserves of gas, oil and condensate are made in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities."

Derivative Financial Instruments

    As a condition of the bond indenture agreement, the company entered into commodity price swap derivative contracts to manage price risk with regard to 80% of its natural gas and crude oil production.

    Statement of Accounting Financial Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" was effective for the Company as of January 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Use of Estimates

    The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances. In preparing financial statements, Management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached, beginning on F-1, following signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

CHANGE IN ACCOUNTANTS

    On March 14, 2001, we terminated Hidalgo, Banfill, Zlotnik & Kermali, P.C. ("Hidalgo") as our independent auditors and engaged BDO Seidman, LLP ("BDO") as our new auditors. Prior to such engagement, we had not consulted with BDO on issues relating to our accounting principles or the type of audit opinion to be issued with respect to our financial statements. Hidalgo's reports for the years ended December 31, 1998 and 1999 contained an explanatory paragraph describing the uncertainty about our ability to continue as a going concern due to our default under our bank loan resulting from the commodity price decreases experienced during the latter half of 1998 and our subsequent bankruptcy. Hidalgo's reports for such periods did not contain any adverse opinion or disclaimer of opinion, nor were they qualified (other than as described above), or modified as to uncertainty, audit scope or accounting principles. There was no disagreement between us and Hidalgo during any period of their engagement through the date of their dismissal on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to the satisfaction of Hidalgo, would have caused them to make reference to the matter in their reports.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Our directors and principal executive officers are:


                       Name                          Age                   Position
                       ----                          ---                   --------

    Richard Bowman..............................     37      Founder, President, Chief Executive Officer and
                                                             Director
    Jeffrey T. Janik............................     49      Vice President, Operations
    Suzanne R. Ambrose..........................     42      Vice President, Treasurer and Chief Financial Officer
    G. Bryan Dutt...............................     43      Director
    Michel T. Halbouty..........................     92      Director
    Donald W. Riegle, Jr........................     64      Director
    Oliver G. Richard III.......................     49      Director

    Richard Bowman has served as President, Chief Executive Officer and Director since our formation in 1996. Mr. Bowman also served as Chairman of the Board, President and Chief Executive Officer of Tribo Petroleum Corporation, our former parent corporation, since its formation in 1992. Prior to founding Tribo, Mr. Bowman was employed as an independent landman, serving Coastal Corporation, Torch Energy and other independent oil and natural gas companies.

    Jeffery T. Janik has served with us since June 1998 when he joined us as Operations Manager. In June 2001, Mr. Janik became our Vice President, Operations. Prior to joining us, Mr. Janik served as Vice President of Operations at Baker-MO Services, Inc., an oil and gas service contractor from April 1993 to June 1998.

    Suzanne R. Ambrose has served with us since November 1998 when she joined us as an accounting consultant. In February 2000, Ms. Ambrose became our Vice President, Accounting. In June 2001, Ms. Ambrose became our Vice President, Treasurer and Chief Accounting Officer. In November 2001, Ms. Ambrose became our Vice President, Treasurer and Chief Financial Officer. Prior to joining us, Ms. Ambrose provided accounting advice and services, on a contract basis, to WRT Energy, Inc., an oil and natural gas exploration and production company, from May 1996 to November 1998, and HLS Offshore, L.L.C., an oil field services company, from January 1998 through May 1998. Ms. Ambrose served as controller of Offshore Petroleum Divers, Inc., a wholly-owned subsidiary of Offshore Pipeline, Inc., an oil field services company, from March 1989 through November 1995.

    G. Bryan Dutt founded Ironman Energy Capital, L.P., a private investment limited partnership, in 1999 and serves as its Managing Partner. Mr. Dutt served as managing partner of Centennial Energy Partners; a private investment limited partnership, from 1995 to 1999. From 1985 to 1995, he was an energy analyst at Howard, Weil, Labouisse, Friedrichs Inc., an energy investment banking firm. He is a past president of the New Orleans Financial Analyst.

    Michel T. Halbouty has been Chairman of the Board and Chief Executive Officer of Michel T. Halbouty Energy Co., an independent oil and natural gas producer and operator, for over 20 years. Mr. Halbouty has served as President of the American Association of Petroleum Geologists and is a member of the National Academy of Engineering. Mr. Halbouty chaired President Reagan's Energy Policy Advisory Task Force and later was appointed by President Reagan as leader of the transition team on energy.

    Donald W. Riegle, Jr. served in the U.S. Senate from 1976 through 1994 and in the U.S. House of Representatives from 1967 through 1975. He served on the Senate Banking Committee for eighteen years and as its chairman from 1989 to 1994. In March 2001, Mr. Riegle became Chairman of Government Relations for APCO Worldwide, a global public affairs and strategic communications firm headquartered in Washington, D.C. In January 1995, following his retirement from the Senate, Mr. Riegle joined Shandwick International, a public relations and public affairs firm, and component of the Interpublic Group of Companies, where he served until March 2001 as Chairman of Government Relations. Mr. Riegle currently serves on the board of Anthem, Inc., which is listed on the New York Stock Exchange.

    Oliver G. Richard III served as Chairman, President and Chief Executive Officer of Columbia Energy Group from April 1995 until its acquisition in November 2000. From November 2000 to present, Mr. Richard has been engaged in private investment activities. Mr. Richard has served as Chairman, Chief Executive Officer and President of New Jersey Resources and President and Chief Executive Officer of Northern Natural Gas Pipeline, a subsidiary of Enron. Mr. Richard was appointed to the Federal Energy Regulatory Commission by President Ronald Reagan and served from 1982 to 1985. While at the FERC, he was instrumental in forging initiatives to increase competition and efficiencies among federally regulated energy providers.

    In 1997, Mr. Richard consented to the entry of a cease-and-desist order to settle issues related to reports filed with the SEC by New Jersey Resources Corporation (NJR) in 1992, while Mr. Richard was its chairman and chief executive officer. Mr. Richard neither admitted nor denied the issues identified in the order in agreeing to the settlement.

    The settlement related to long-term natural gas supply and purchase contracts between subsidiaries of NJR and a third party, which the SEC found had been arranged for the purpose of avoiding a write down of NJR's properties under the full-cost ceiling test and were not bona fide transactions. As a result, the SEC found that certain filings by NJR with the SEC during 1992 were materially inaccurate and that NJR's reported net income and earnings per share for that period were materially affected. The SEC did not require NJR to restate its income or earnings for the period and did not impose any civil penalties.

    Tri-Union does not believe that this order has had any adverse affect on Mr. Richard's service as a board member of other publicly held companies or that it will have any adverse affect on his service as a director of Tri-Union.

MANAGEMENT OF TRI-UNION OPERATING COMPANY

    The principal executive officers of Tri-Union Operating Company are the same as the principal executive officers of Tri-Union Development Corporation. The sole director of Tri-Union Operating is Richard Bowman.

ITEM 11.  DIRECTOR AND EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

    We intend to compensate our directors for their services and provide them with equity incentives to allow them to participate in our future growth. Currently our intention is to pay each director $75,000 per year, offer options to purchase, subject to certain conditions, up to 0.5% of our common equity at a nominal exercise price and to reimburse reasonable out of pocket expenses incurred in connection with attending board meetings.

EXECUTIVE COMPENSATION

    The following table sets forth certain information for fiscal years 1998, 1999 and 2000 with respect to the compensation paid to Mr. Bowman, our Chief Executive Officer and our other executive officers that received annual compensation (including salary and bonuses earned) that exceeded $100,000 for those years. Mr. Bowman has historically determined the compensation of our executive officers.

                                                                                                             All Other
    Name and Principal Positions                                Year         Salary         Bonus         Compensation (1)(3)
    ----------------------------                             ----------   ------------  ------------   ----------------------

    Richard Bowman.........................................     2001      $    320,833  $    200,000         $    11,507
       President and Chief Executive Officer                    2000           330,000        10,000               9,424
                                                                1999           382,500             -               8,305
    *R. Kelly Plato(2)                                          2001            88,333       117,500               6,427
       Vice President and Chief Financial Officer               2000           110,000        27,500               7,619
                                                                1999           100,000         8,000                   -
    Jeffrey T. Janik.......................................     2001           152,083       138,750               8,930
       Vice President, Operations                               2000           145,000        18,750              15,271
                                                                1999           145,000        25,000              14,171
    Suzanne R. Ambrose(2)..................................     2001           140,000       111,250               4,003
       Vice President, Treasurer and Chief                      2000           135,000        21,250               2,501
       Financial Officer                                        1999           142,653        10,000                   -

----------

  *  Resigned September 2001.

(1) Amount includes automobiles furnished by us and premium payments we made for health, dental, disability and life insurance policies for the referenced individuals.

(2)  Amount includes employment on a contract basis until February 2000.

(3)  We had no stock option plans during 1999, 2000 or 2001.

RETENTION BONUSES

    To provide an incentive for our executive officers and key employees through the pendency of our bankruptcy, we incurred retention bonuses of $855,000 and $301,740 during the years ended December 31, 2000 and 2001, respectively. Following the closing of the original offering and our exit from bankruptcy those funds were distributed to 67 persons as bonuses, including $100,000 to R. Kelly Plato, $110,000 to Jeffrey T. Janik and $100,000 to Suzanne Ambrose.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

    We are negotiating but have not yet finalized an employment agreement with Richard Bowman to serve as our

Chairman of the Board, President and Chief Executive Officer. We anticipate that this agreement will provide for a term commencing on June 18, 2001 and continuing through April 30, 2006, unless renewed for additional periods. We anticipate that Mr. Bowman will receive a base salary of $350,000 annually during the initial calendar year, increasing annually by the greater of 5% or an amount approved by our Board of Directors. Mr. Bowman will also be entitled to other benefits including, but not limited to, paid vacation, an automobile allowance, reimbursement of out-of-pocket business expenses and a performance bonus which is expected to be equal to the greater of (i) an amount approved by our Board of Directors or (ii) (A) zero, if our adjusted EBITDA is less than $40 million and (B) if our adjusted EBITDA is $40 million or more, then the sum of
(1) .5% of our EBITDA between zero and $59,999,999 and (2) 1% of our adjusted EBITDA greater than $60,000,000. The employment agreement is also expected to contain a severance package and a payment upon a change of control, the terms of which are currently being negotiated.

    We do not currently have employment agreements with our other executive officers. We intend to enter into employment agreements with each of them on terms that are reflective of current market conditions and are in the process of negotiating these terms.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    An aggregate of 433,333 shares of our common stock were issued and outstanding on December 31, 2001, consisting of 368,333 shares of class A common stock and 65,000 shares of class B common stock. Of these shares, Richard Bowman, our President and Chief Executive Officer, owns 238,333 shares of class A common stock (or 55% of our common stock), the purchasers of units in the original offering own an aggregate of 130,000 shares of class A common stock (or 30% of our common stock) and Jefferies & Company, Inc. owns 65,000 shares of class B common stock (or 15% of our common stock).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    We historically have had a series of informal relationships with Richard Bowman and his affiliated companies, including advances to Richard Bowman, our sole shareholder, for travel and other business expenses.

    Under the terms of the indenture, on a prospective basis, all transactions with affiliates must be on terms as favorable to us as could be obtained from unaffiliated third parties.

OFFICE LEASE WITH TRIBO PRODUCTION CO. LTD.

    Effective April 1, 2001, we relocated our executive offices to 530 Lovett Boulevard, Houston, Texas, in a building owned by our affiliate, Tribo Production Co. Ltd., which is beneficially owned by Richard Bowman, our President, Chief Executive Officer and director. We occupy the entire building, which has approximately 9,355 square feet of office space. We currently occupy this space at a base rental of $26,000 per month, which was determined based upon independent market data. The base rental is subject to adjustment for changes in the consumer price index during the term of the lease. Pursuant to the lease, we are responsible for certain expenses associated with the building, including property taxes, insurance, maintenance and utilities. The lease expires on March 31, 2006. The lease contains five one-year renewal options at the then prevailing market rental rate, which may be exercised upon six months notice to our landlord. We believe the terms of this lease are as favorable to us as could be obtained from unaffiliated third parties.

CERTAIN TRANSACTIONS WITH ATASCA RESOURCES, INC.

    We have historically provided and intend to continue to provide limited general and administrative services, such as accounting, landman and engineering services to Atasca Resources, Inc., an entity owned and controlled by Richard Bowman ("Atasca"). During 2000, we commissioned an independent peer group analysis of companies similar to Atasca in order to determine market levels for such services. Based upon this analysis and the actual services performed, we allocated certain general and administrative expenses to Atasca. For the year ended December 31, 2000 and 2001, we received reimbursements totaling $60,000, respectively from Atasca for these services. We believe the terms of these arrangements are as favorable to us as could be obtained from unaffiliated third parties.

    In addition, during 2000 and continuing until Tribo's properties were assigned to Atasca and we merged with Tribo, a small number of Tribo's oil and natural gas properties were operated by Atasca. Tribo paid Atasca for ordinary and customary lease operating expense incurred in connection with the operation of these properties. During the year ended December 31, 2000, we received oil and natural gas revenues of $585,692 and incurred production and overhead expenses of $237,807. During the year ended December 31, 2001, we received oil and natural gas revenues of $155,490 and incurred production and overhead expenses of $104,739.

CASH ADVANCES WITH AFFILIATED ENTITIES

    Historically, we have made cash advances to, and have received cash advances from, Atasca, Tribo Production Co., Ltd., BL Production Co., Ltd., and Atasca Properties, Ltd., entities that are beneficially owned or controlled by Richard Bowman. The advances were made primarily for insurance, oilfield services and related activities and reimbursement of corporate expenses. Cash advanced from these affiliates was $488,308 for the year ended December 31, 2000, and $292,221 for the year ended December 31, 2001, reducing the net balance owed to us from these entities to $364,667 at December 31, 2000 and $72,496 at December 31, 2001. On June 18, 2001, all net amounts due from Mr. Bowman and entities owned by him were forgiven as partial consideration for the assignment by Mr. Bowman of his interest in a $3.3 million litigation settlement with Credit Lyonnais as more fully described in the "Satisfaction of Certain Related Party Obligations" section.

OTHER TRANSACTIONS WITH RICHARD BOWMAN

    The total amount owed to us by Mr. Bowman for travel and other business expenses was $625,199 and $133,670 at December 31, 2000 and 2001, respectively. These advances were non-interest bearing and due on demand. On June 18, 2001, accumulated amounts due through December 31, 2000 from Mr. Bowman and entities owned by him were forgiven as partial consideration for the assignment by Mr. Bowman of his interest in a $3.3 million litigation settlement with Credit Lyonnais as more fully described in the "Satisfaction of Certain Related Party Obligations" section.

SATISFACTION OF CERTAIN RELATED PARTY OBLIGATIONS

    As noted in "Business and Properties -- Legal Proceedings," Richard Bowman agreed to assign his interest in a $3.3 million litigation settlement with Credit Lyonnais to us. Mr. Bowman agreed to assign this interest to us in return for our transfer to Atasca of certain oil and natural gas properties (totaling approximately 1.2 Bcfe, or 0.7% of our proved reserves, as of December 31, 2000) at their book value of approximately $1.1 million and certain marketable securities owned by Tribo Petroleum Corporation and the forgiveness of net obligations owed to us by Mr. Bowman. Additionally, we released Tribo Production Company, Ltd., BL Production Co., Ltd., and Atasca Properties, Ltd., (all wholly owned by Mr. Bowman) from the net obligations they each owed to us. In July 2001, we merged with Tribo Petroleum Corporation. After giving effect to these transactions, all balances owing to and from these related parties and us were satisfied. As a consequence of these transactions, we recorded a one-time reorganization expense of $1,985,442. The following table summarizes the oil and gas properties and marketable securities transferred to Atasca, the net balances owing to us by Mr. Bowman, Atasca Resources, Inc., and all other companies controlled by Mr. Bowman that we forgave in this transaction.

      Assets transferred and receivables forgiven by TDC
      Oil and gas properties transferred to Atasca........................... $   1,097,611
      Marketable securities transferred to Atasca............................       102,454
      Richard Bowman.........................................................       581,975
      Due from Tribo Production Co., Ltd.....................................       491,878
      Due from Atasca Resources, Inc.........................................       109,796
      Due from BL Production, LLC............................................        55,844
                                                                              -------------
                   Total..................................................... $   2,439,558
                                                                              =============

      Liabilities of TDC cancelled
      Due to Tribo Production Co., Ltd....................................... $       2,388
      Due to Atasca Resources, Inc...........................................       396,742
      Due to Atasca Properties, Ltd..........................................        16,885
      Due to BL Production, LLC..............................................        23,458
      Due to Atasca Properties, Ltd..........................................        14,643
                                                                              -------------
                   Total Liabilities Cancelled...............................       454,116
                                                                              -------------
                   Net Assets Transferred and Receivables Forgiven........... $   1,985,442
                                                                              =============

                 GLOSSARY OF SELECTED OIL AND NATURAL GAS TERMS

    The following are abbreviations and definitions of terms commonly used in the oil and natural gas industry that are used in this prospectus. All volumes of natural gas referred to herein are stated at the legal pressure base to the state or area where the reserves exit and at 60 degrees Fahrenheit and in most instances are rounded to the nearest major multiple.

    Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume of oil, condensate or natural gas liquids.

    Bcf. One billion cubic feet of natural gas.

    Bcfe. One billion cubic feet of natural gas equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil condensate or natural gas liquids.

    Behind pipe. Oil and natural gas in a potentially producing horizon penetrated by a well bore the production of which has been postponed pending the production of oil and natural gas from another formation penetrated by the well bore.

    Boe. Barrel of oil equivalent, determined using the ratio of one Bbl of crude oil, condensate or natural gas liquids to six Mcf of natural gas.

    Completion. The installation of permanent equipment for the production of oil and natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

    Development. The drilling and bringing into production of wells in addition to the exploratory or discovery well on a lease.

    Development well. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

    Dry hole or well. A well found to be incapable of producing oil or natural gas in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

    Exploration. The search for oil and natural gas. Exploration operations include: aerial surveys, geophysical surveys, geological studies, core testing, and the drilling of test wells (wildcat wells).

    Exploratory well. A well drilled to find and produce oil or natural gas reserves not classified as proved, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir or to extend a known reservoir.

    Field. An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

    Gross acres or gross wells. The total acres or wells, as the case may be, in which working interests are owned.

    Horizontal drilling. A drilling technique that permits the operator to contact and intersect a larger portion of the producing horizon than conventional vertical drilling techniques and can result in both increased production rates and greater ultimate recoveries of oil and natural gas.

    MBbls. One thousand barrels of oil.

    MBoe. One thousand barrels of oil equivalent, determined using the ratio of one Bbl of crude oil, condensate or natural gas liquids to six Mcf of natural gas.

    Mcf. One thousand cubic feet of natural gas.

    Mcfd. One thousand cubic feet of natural gas per day.

    Mcfe. One thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

    MMBbls. One million barrels of crude oil or other liquid hydrocarbons.

    MMcf. One million cubic feet.

    MMcfe. One million cubic feet of natural gas equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

    MMS. The Minerals Management Service.

    Net acres or net wells. The sum of the fractional working interests owned in gross acres or gross wells, as the case may be.

    NYMEX. The New York Mercantile Exchange.

    Oil. Crude oil, condensate and natural gas liquids.

    Plugback. A workover procedure that converts a well from a deeper non-producing zone to a shallower producing zone.

    Present value and PV-10 Value. When used with respect to oil and natural gas reserves, represents the estimated future net revenue to be generated from the production of proved reserves, determined in all material respects in accordance with the rules and regulations of the SEC (generally using prices and costs in effect as of the date indicated) without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expenses or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%.

    Productive well. A well that is found to be capable of producing oil or natural gas in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

    Proved developed producing reserves. Proved developed reserves that are expected to be recovered from completion intervals currently open in existing wells and capable of production.

    Proved developed reserves. Proved reserves that are expected to be recovered from existing wellbores, whether or not currently producing, without drilling additional wells. Production of such reserves may require a recompletion.

    Proved reserves. The estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

    Proved undeveloped location. A site on which a development well can be drilled consistent with spacing rules for purposes of recovering proved undeveloped reserves.

    Proved undeveloped reserves. Proved reserves that are expected to be recovered from new wells on undrilled acreage.

    Recompletion. The completion for production of an existing wellbore in another formation from that in which the well has been previously completed.

    Reserve life. A ratio determined by dividing proved reserves by production from such reserves for the prior 12-month period.

    Reservoir. A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reserves.

    Royalty interest. An interest in an oil and natural gas property entitling the owner to a share of oil or natural gas production free of costs of production.

    Standardized Measure. The estimated future net revenue, including the effects of estimated future income tax expense, to be generated from the production of proved reserves, determined in all material respects in accordance with the rules and regulations of the SEC (generally using prices and costs in effect as of the date indicated) without giving effect to non-property related expenses such as general and administrative expenses and debt service or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%.

    Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

    Wellbore. The hole made by the drill bit.

    Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production.

    Workover. Operations on a producing well to restore or increase production.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     EXHIBIT
     NUMBER                       DESCRIPTION
     -------                      -----------
     2.1 Debtor's First Amended Plan of Reorganization approved on May 23, 2001 by the United States Bankruptcy Court for the Southern District of Texas, Houston Division (1)

     2.2 Agreement and Plan of Merger between Tribo Petroleum Corporation and Tri-Union Development Corporation, dated July 27, 2001 (1)

     3.1 Restated Articles of Incorporation for Tri-Union Development Corporation, as amended through July 2001. (1)

     3.2 By-laws of Tri-Union Development Corporation as amended and restated through June 18, 2001. (1)

     3.3 Certificate of Incorporation for Tri-Union Operating Company dated as of November 1, 1974, as amended through May 30, 1996 (1)

     3.4 By-laws of Tri-Union Operating Company as amended and restated through June 18, 2001. (1)

     4.1 Indenture Agreement by and between Tri-Union Development Corporation, as Issuer, Tribo Petroleum Corporation, as Parent Guarantor, and Firstar Bank, National Association, as Trustee, dated June 18, 2001. (1)

     4.2 Purchase Agreement between Tribo Petroleum Corporation, Tri-Union Development Corporation, Tri-Union Operating Company and Jefferies & Company, Inc., dated June 18, 2001.
                    (1)

     4.3 Registration Rights Agreement by and among Tri-Union Development Corporation, Tri-Union Operating Company, Tribo Petroleum Corporation and Jefferies & Company, Inc., dated June 18, 2001. (1)

     4.4 Equity Registration Rights Agreement by and between Tribo Petroleum Corporation and Jefferies & Company, Inc., dated June 18, 2001. (1)

     4.5 Intercreditor and Collateral Agency Agreement among Tri-Union Development Corporation, Tribo Petroleum Corporation, Tri-Union Operating Company and Wells Fargo Bank Minnesota, National Association, as Collateral Agent, and Firstar Bank, National Association, as Trustee, dated June 18, 2001. (1)

     4.6 Pledge and Collateral Account Agreement among Wells Fargo Bank Minnesota, National Association, as Collateral Agent, Tribo Petroleum Corporation, Tri-Union Development Corporation and Tri-Union Operating Company, as Obligors, dated June 18, 2001. (1)

     4.7 Mortgage, Deed of Trust, assignment of Production, Security Agreement and Financing Statement of Tri-Union Development Corporation, dated June 18, 2001. (1)

     10.1 Amended and Restated Lease Agreement between Tribo Production Company, Ltd. and Tri-Union Development Corporation, dated June 18, 2001. (1)

     10.2           ISDA Master Agreement by and between Bank of America, N.A.
                    and Tri-Union Development Corporation, dated June 18, 2001.
                    (1)

     16.1           Letter of Hidalgo, Banfill, Zlotnik & Kermali, P.C. (1)

     21.1           Subsidiaries of Registrant. (1)

     23.1*          Consent of BDO Seidman, LLP.

     23.2*          Consent of Hidlago, Banfill, Zlotmik & Kermali, P.C.

     23.3*          Consent of DeGolyer and MacNaughton., Inc.

     23.4*          Consent of Huddleston & Co., Inc.

* Filed herewith

(1) Incorporation by reference to the comparably numbered Exhibit to the Registration Statement on Form S-4 filed by the Issuer November 2, 2001.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.


TRI-UNION DEVELOPMENT CORPORATION

By:   /s/ RICHARD BOWMAN                                                                      4/1/02
----------------------------------------------------                                   -----------------
Richard Bowman                                                                                 Date
President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

By:   /s/ SUZANNE R. AMBROSE                                                                  4/1/02
-----------------------------------------------------                                   -------------------
Suzanne R. Ambrose                                                                             Date
Vice President, Treasurer and Chief
Financial Officer

By:   /s/ G. BRYAN DUTT                                                                       4/1/02
-----------------------------------------------------                                   -------------------
G. Bryan Dutt                                                                                  Date
Director

By:   /s/ MICHEL T. HALBOUTY                                                                  4/1/02
-----------------------------------------------------                                   -------------------
Michel T. Halbouty                                                                             Date
Director

By:   /s/ DONALD W. RIEGLE, JR.                                                               4/1/02
-----------------------------------------------------                                   -------------------
Donald W. Riegle, Jr.                                                                          Date
Director

By:   /s/ OLIVER G. RICHARD III                                                               4/1/02
-----------------------------------------------------                                   -------------------
Oliver G. Richard III                                                                          Date
Director

                      INDEX TO AUDITED FINANCIAL STATEMENTS

    TRI-UNION DEVELOPMENT CORPORATION (FORMERLY TRIBO PETROLEUM CORPORATION)
                       CONSOLIDATED FINANCIAL STATEMENTS;

Report of Independent Certified Public Accountants..................................................... F-2
Report of Independent Certified Public Accountants..................................................... F-3
Consolidated Balance Sheets as of December 31, 2000 and 2001........................................... F-4
Consolidated Statements of Operations and Comprehensive Income (Loss) for
   The Years Ended December 31, 1999, 2000 and 2001.................................................... F-5
Consolidated Statements of Stockholders' Equity (Capital Deficit) for the Years
   Ended December 31, 1999, 2000 and 2001.............................................................. F-6
Consolidated Statements of Cash Flows for the Years Ended December 31,
   1999, 2000 and 2001................................................................................. F-7
Notes to Consolidated Financial Statements............................................................. F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
Tri-Union Development Corporation (formerly Tribo Petroleum Corporation) Houston, Texas

    We have audited the accompanying consolidated balance sheets of Tri-Union Development Corporation (formerly Tribo Petroleum Corporation) and subsidiary as of December 31, 2000 and 2001, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (capital deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tri-Union Development Corporation and subsidiary at December 31, 2000 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BDO SEIDMAN, LLP

Houston, Texas
March 18, 2002, except for Note 15,
  which is as of April 1, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
Tri-Union Development Corporation (formerly Tribo Petroleum Corporation) Houston, Texas

    We have audited the accompanying consolidated statements of operations and comprehensive income (loss), stockholders' equity (capital deficit) and cash flows of Tri-Union Development Corporation (formerly Tribo Petroleum Corporation) and subsidiaries for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Tri-Union Development Corporation and subsidiaries for the year ended December 31, 1999, in conformity with generally accepted accounting principles.


HIDALGO, BANFILL, ZLOTNIK & KERMALI, P.C.

Houston, Texas
April 22, 2000, except as to Note 12,
  which is as of March 23, 2001, and
  notes 14 and 16 which is as of
  July 30, 2001

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)
                           CONSOLIDATED BALANCE SHEETS



                                                                                                        At December 31,
                                                                                            --------------------------------------
                                                                                                    2000               2001
                                                                                            ------------------   -----------------
ASSETS
Current assets:
   Cash and cash equivalents..............................................................  $       32,989,939   $       4,764,545
   Restricted cash........................................................................                   -           8,929,566
   Accounts receivable, net of allowance for doubtful accounts of
     $351,505 and $1,376,970..............................................................          24,546,998          13,860,164
   Marketable securities..................................................................             472,248                   -
   Prepaid and other......................................................................           1,512,174           1,960,104
   Derivative contracts...................................................................                   -           9,525,317
                                                                                            ------------------   -----------------
     Total current assets.................................................................          59,521,359          39,039,696
                                                                                            ------------------   -----------------

Oil and natural gas properties - full cost method, net....................................          87,132,723          85,524,756
Other assets
   Restricted cash and bonds..............................................................           4,674,645           5,225,832
   Furniture, fixtures and equipment, net.................................................             175,521           1,147,611
   Receivables from affiliates, net.......................................................             989,866             206,116
   Deferred loan costs, net...............................................................              99,700          17,034,817
   Derivative contracts...................................................................                   -           2,973,627
                                                                                            ------------------   -----------------
     Total other assets...................................................................           5,939,732          26,588,003
                                                                                            ------------------   -----------------
                                                                                            $      152,593,814   $     151,152,455
                                                                                            ==================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Current liabilities:
   Accounts payable and accrued liabilities...............................................  $       26,609,284   $      22,904,154
   Accounts payable subject to renegotiation..............................................                   -           5,133,667
   Accrued interest.......................................................................           7,224,477           1,399,306
   Notes payable..........................................................................             333,880             965,875
   Current maturities of senior secured notes.............................................                   -          20,000,000
                                                                                            ------------------   -----------------
                                                                                                    34,167,641          50,403,002
                                                                                            ------------------   -----------------
Pre-petition liabilities subject to compromise:
   Note payable...........................................................................         104,323,500                   -
   Accrued interest.......................................................................           6,226,808                   -
   Accounts payable and accrued liabilities - unsecured...................................          38,015,232                   -
                                                                                            ------------------   -----------------
     Total pre-petition liabilities subject to compromise.................................         148,565,540                   -

Senior secured notes......................................................................                   -          89,172,434
                                                                                            ------------------   -----------------
                                                                                                   182,733,181         139,575,436
Commitments and contingencies (Notes 4, 10 and 15)

Stockholders' equity (capital deficit):
   Class A  common stock, $0.01 par value, 445,000 shares authorized;
     238,333 and 368,333 shares issued and outstanding....................................               2,383               3,683
   Class B common stock, $0.01 par value, 65,000 shares authorized;
     none and 65,000 shares issued and outstanding........................................                   -                 650
   Additional paid in capital.............................................................                   -          25,220,285
   Deficit................................................................................         (30,141,750)       (13,647,599)
                                                                                            ------------------   ----------------
     Total stockholders' equity (capital deficit).........................................         (30,139,367)         11,577,019
                                                                                            ------------------   -----------------
                                                                                            $      152,593,814   $     151,152,455
                                                                                            ==================   =================




          See accompanying notes to consolidated financial statements.

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)



                                                                                          Years Ended December 31,
                                                                          --------------------------------------------------------

                                                                                1999                2000               2001
                                                                          -----------------  -----------------   -----------------
Revenues and other:
   Oil and natural gas revenues........................................   $      36,270,343  $      73,452,054   $      80,516,275
   Gain (loss) on marketable securities................................                   -            995,180           (556,735)
   Gain on derivative contracts........................................                   -                  -          12,498,944
   Other...............................................................           1,495,393             28,404             780,967
                                                                          -----------------  -----------------   -----------------
         Total revenues and other......................................          37,765,736         74,475,638          93,239,451
                                                                          -----------------  -----------------   -----------------

Expenses:
   Lease operating expense.............................................          15,542,277         19,485,359          19,947,972
   Workover expense....................................................           2,410,410          6,649,074           5,916,356
   Production taxes....................................................             704,855          1,968,342           1,740,162
   Depreciation, depletion and amortization............................          11,040,035         13,506,477          12,188,841
   General and administrative..........................................           5,236,733          4,328,358           6,972,544
   Interest expense ...................................................          11,981,460         12,757,863          21,144,957
                                                                          -----------------  -----------------   -----------------
         Total expenses................................................          46,915,770         58,695,473          67,910,832
                                                                          -----------------  -----------------   -----------------

Income (loss) before reorganization costs and income taxes.............         (9,150,034)         15,780,165          25,328,619
Reorganization costs...................................................                   -         21,487,191           8,834,468
                                                                          -----------------  -----------------   -----------------
Income (loss) before income taxes......................................         (9,150,034)         (5,707,026)         16,494,151
Provision for income taxes - current...................................                   -             79,000                   -
                                                                          -----------------  -----------------   -----------------
Net income (loss)......................................................         (9,150,034)         (5,786,026)         16,494,151
Other comprehensive income (loss):
   Unrealized gains (losses) on available-for-sale-securities..........               1,803             (1,803)                  -
                                                                          -----------------  ------------------  -----------------
Comprehensive income (loss)............................................   $     (9,148,231)  $      (5,787,829)  $      16,494,151
                                                                          ================    ================   =================

Net income (loss) per share - basic and diluted........................   $         (38.39)  $          (24.28)  $           48.01
                                                                          ================    ================   =================

Weighted average shares outstanding....................................             238,333            238,333             343,580
                                                                          =================  =================   =================




           See accompanying note to consolidated financial statements.

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)



                               Class A               Class B                                          Accumulated
                             Common Stock         Common Stock       Additional      Retained            Other
                           ----------------     -----------------      Paid in       Earnings        Comprehensive
                           Shares    Amount     Shares     Amount      Capital       (Deficit)       Income (Loss)         Total
                           ------    ------     ------     ------    ----------     -----------     ---------------    ------------
Balance, January 1,
   1999..................  238,333  $ 2,383          -    $     -    $        -    $(15,205,690)    $             -    $(15,203,307)
   Net loss..............        -        -          -          -             -      (9,150,034)                  -      (9,150,034)
   Change in unrealized
     gains on available-
     for-sale-securities         -        -          -          -             -               -               1,803           1,803
                           -------  -------     ------    -------    ----------    ------------     ---------------    ------------
Balance, December 31,
   1999..................  238,333    2,383          -          -             -     (24,355,724)              1,803     (24,351,538)
   Net loss..............        -        -          -          -             -      (5,786,026)                  -      (5,786,026)
   Change in unrealized
     gains on available-
     for-sale-securities         -        -          -          -             -               -              (1,803)         (1,803)
                           -------  -------     ------    -------    ----------    ------------     ---------------    ------------
Balance, December 31,
   2000..................  238,333    2,383          -          -             -     (30,141,750)                  -     (30,139,367)
   Net income............        -        -          -          -             -      16,494,151                   -      16,494,151
   Stock issuance in
     conjunction with
     units offering......  130,000    1,300     65,000        650    25,220,285               -                   -      25,222,235
                           -------  -------     ------    -------   -----------    ------------     ---------------    ------------
Balance, December 31,
   2001..................  368,333  $ 3,683     65,000    $   650   $25,220,285    $(13,647,599)    $             -    $ 11,577,019
                           =======  =======     ======    =======   ===========    ============     ===============    ============





          See accompanying notes to consolidated financial statements.

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                          Years Ended December 31,
                                                                          --------------------------------------------------------
                                                                                1999                2000               2001
                                                                          -----------------  -----------------   -----------------

Cash flows from operating activities:
   Net income (loss)...................................................   $      (9,150,034) $      (5,786,026)  $      16,494,151
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
       Depreciation, depletion and amortization........................          11,040,035         13,506,477          12,188,841
       Amortization of bond discount...................................                   -                  -           3,922,434
       Amortization of deferred loan costs.............................                   -                  -           3,208,151
       Loss (gain) on sale of marketable securities....................                   -           (995,179)            556,735
       Accretion of bond interest income...............................           (219,478)           (138,040)           (123,471)
       Gain on sale of equipment.......................................                   -                  -              (4,961)
       Reorganization costs............................................                   -         21,487,191           8,834,468
       Gain on derivative contracts....................................                   -                  -         (12,498,944)
   Changes in assets and liabilities:
     Restricted cash...................................................                   -                  -          (8,929,566)
     Accounts receivable...............................................          (3,085,313)       (15,389,358)         10,686,834
     Prepaid expenses..................................................            (239,304)          (585,888)           (447,930)
     Receivables from affiliates.......................................            (752,554)           203,071              (1,627)
     Accounts payable and accrued liabilities..........................          14,533,644         12,346,569         (11,163,089)
     Accounts payable subject to renegotiation.........................                   -                  -           5,133,667
     Pre-petition liabilities subject to compromise....................                   -         18,043,910         (44,242,040)
                                                                          -----------------  -----------------   -----------------
   Net cash (used in) provided by operating activities before
     reorganization items..............................................          12,126,996         42,692,727         (16,386,347)
                                                                          -----------------  -----------------   -----------------

Operating cash flows from reorganization items:
   Bankruptcy related professional fees paid...........................                   -         (2,536,788)         (6,161,956)
   Interest earned during bankruptcy...................................                   -            538,841             945,722
                                                                          -----------------  -----------------   -----------------
     Net cash used for reorganization items............................                   -         (1,997,947)         (5,216,234)
                                                                          -----------------  -----------------   -----------------
       Net cash provided by (used in) operating activities.............          12,126,996         40,694,780         (21,602,581)
                                                                          -----------------  -----------------   -----------------

Cash flows from investing activities:
   Purchase of marketable securities...................................            (232,268)        (1,118,069)           (742,910)
   Proceeds from sale of marketable securities.........................                   -          1,874,245             555,964
   Additions to oil and natural gas properties.........................         (13,572,444)       (10,877,657)        (13,597,525)
   Purchase of furniture, fixtures and equipment.......................             (40,185)           (31,280)         (1,192,422)
   Proceeds from disposal of equipment.................................               4,059                  -              18,503
   Proceeds from sales of oil and natural gas properties...............           2,262,300            389,971           2,225,529
   Purchase of restricted cash and bonds...............................          (3,664,957)          (355,000)           (427,717)
   Proceeds from restricted marketable securities......................           3,300,000                  -                   -
                                                                          -----------------  -----------------   -----------------
     Net cash used in investing activities.............................         (11,943,495)       (10,117,790)        (13,160,578)
                                                                          -----------------  -----------------   -----------------

Cash flows from financing activities:
   Proceeds from unit offering.........................................                   -                  -         113,444,294
   Payments of long-term debt..........................................            (300,000)          (376,500)       (104,323,500)
   Payment of loan fees................................................             (20,927)                 -          (3,215,024)
   Increase (decrease) in notes payable................................             278,613            (24,547)            631,995
                                                                          -----------------  -----------------   -----------------
     Net cash provided by (used in) financing activities...............             (42,314)          (401,047)          6,537,765
                                                                          -----------------  -----------------   -----------------

Net increase (decrease) in cash and cash equivalents...................             141,187         30,175,943         (28,225,394)
Cash and cash equivalents - beginning of year..........................           2,672,809          2,813,996          32,989,939
                                                                          -----------------  -----------------   -----------------
Cash and cash equivalents - end of year................................   $       2,813,996  $      32,989,939   $       4,764,545
                                                                          =================  =================   =================

Supplemental disclosures of cash flow information:
   Interest paid during the period.....................................   $       7,100,562  $       4,039,520   $      24,805,447
   Income taxes paid...................................................                   -                  -              79,000
Non-cash transactions:
   Accrued interest added to debt......................................           3,600,000                  -                   -
   Transfer of long-term debt to pre-petition liabilities subject to
     compromise........................................................                   -        104,700,000                   -
   Discount on unit offering...........................................                   -                  -         (24,750,000)
   Issuance of Class B common stock....................................                   -                  -          11,000,000
   Transfer of oil and natural gas properties to affiliate.............                   -                  -           1,097,611
   Reorganization costs accrued in accounts payable and accrued
     liabilities.......................................................                   -          1,914,753             967,505
   Reorganization costs accrued in pre-petition liabilities subject to
     compromise........................................................                   -         17,794,272                   -


          See accompanying notes to consolidated financial statements.

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

Basis of Presentation

    Tri-Union Development Corporation ("New TDC") formerly Tribo Petroleum Corporation ("Tribo") was incorporated in the state of Texas in September 1992. New TDC and its subsidiary ("the Company") is an independent oil and natural gas company engaged in the acquisition, operation and development of oil and natural gas properties primarily in areas of Texas and Louisiana, offshore in the shallow waters of the Gulf of Mexico, and in the Sacramento Basin of northern California.

    The consolidated financial statements include the accounts of New TDC and its wholly owned subsidiary Tri-Union Operating Company ("TOC"), which was incorporated in the State of Delaware in November 1974. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Prior to July 2001, New TDC had an additional wholly owned subsidiary Tri-Union Development Corporation ("TDC"). In July 2001, New TDC and TDC merged and the surviving corporation was New TDC. Accordingly, the assets, liabilities and operations of TDC are included with those of New TDC for all periods presented in the financial statements.

NOTE 2 -- LIQUIDITY AND MANAGEMENT'S PLANS

    As described in Note 10, a $28,125,000 payment of principle and interest on the Company's senior secured notes payable is due on June 1, 2002 and an additional scheduled interest payment of $6,875,000 is due on December 1, 2002. Management is pursuing several capital-raising options in order to meet these obligations. The Company is currently (a) actively marketing to sell all or part of its Texas and Louisiana oil and gas properties, (b) seeking a line of credit of between $15 and $20 million with an investment banking firm for which a term sheet has been received, (c) selling a portion of its derivative contracts, which was accomplished March 28, 2002 (see Note 15), and (d) using existing cash and cash generated from continuing operations to meet these upcoming obligations. Several offers to purchase the Company's Texas and Louisiana properties have been received to date and, if accepted, would provide the Company with sufficient capital to meet their upcoming obligations. To date, no definitive agreement to sell these properties has been made.

    To the extent the cash generated from oil and gas property sales, the line of credit, sale of derivative contracts, and continuing operations are insufficient to meet the company's debt obligations as well as its projected working capital needs, the Company will have to raise additional capital. No assurance can be given that additional funding will be available, or if available, will be on terms acceptable to the Company.

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

    The accompanying financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant assumptions are required in the valuation of proved oil and natural gas reserves, which as described herein may affect the amount at which oil and natural gas properties are recorded. Actual results could differ materially from these estimates.

Restricted Cash and Bonds

    The Company had restricted cash balances at December 31, 2000 and 2001 of $372,696 and $683,813, respectively. These restricted cash balances are pledged for regulatory operating deposits and performance bonds.

    In addition, at December 31, 2000 the Company had zero coupon U.S. Treasury Bonds with a 2019 maturity value of $12,250,000, held in trust and pledged as collateral for bonds issued to the Minerals Management Service ("MMS") for the plugging and abandonment of certain wells and the decommissioning of offshore platforms with a carrying value of $4,301,849. During July 2001, the Company was required to replace its pledged collateral and issue $9,850,000 of new bonds to the MMS. The zero U.S. Treasury Bonds were sold for $4,248,048 and cash in the amount of $4,500,000 was deposited into a restricted interest bearing money market account as collateral for the new bonds. At December 31, 2001, the restricted money market account had a balance of $4,542,019.

Marketable Securities

    The Company's marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet as current assets, with the change in fair value during the period included in earnings.

    Marketable securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost. Marketable securities not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value in the accompanying balance sheet, with the change in fair value during the period excluded from earnings and recorded

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

    net of tax as a component of other comprehensive income.

Oil and Natural Gas Interests

    The Company follows the full cost method of accounting for oil and natural gas property acquisition, exploration and development activities. Under this method, all productive and nonproductive costs incurred in connection with the acquisition of, exploration for and development of oil and natural gas reserves for each cost center are capitalized. Capitalized costs include lease acquisitions, geological and geophysical work, delay rentals and the costs of drilling, completing and equipping oil and natural gas wells. Gains or losses are recognized only upon sales or dispositions of significant amounts of oil and natural gas reserves. Proceeds from all other sales or dispositions are treated as reductions to capitalized costs.

    Internal costs, including salaries, benefits and other internal salary related costs, which can be directly identified with acquisition, exploration or development activities are capitalized while any costs related to production, general corporate overhead, or similar activities are charged to expense. Geological and geophysical costs not directly associated with a specific unevaluated property are included in the amortization base as incurred. Capitalized internal costs directly identified with the Company's acquisition, exploration and development activities amounted to approximately $764,000, $767,000 and $856,000 in 1999, 2000 and 2001, respectively. Internal costs included in capitalized oil and gas properties amounted to approximately $2,212,000 and $3,067,000 at December 31, 2000 and 2001, respectively.

    The capitalized costs of oil and natural gas properties, plus estimated future development costs relating to proved reserves and estimated costs of plugging and abandonment, net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The computation of depreciation, depletion and amortization ("DD&A") takes into consideration restoration, dismantlement and abandonment costs and the anticipated proceeds from equipment salvage. The estimated restoration, dismantlement and abandonment costs for onshore properties are expected to be offset by the estimated salvage value of lease and well equipment. The Company has recorded an offshore abandonment liability of $3,383,000 as of December 31, 2001 based on total expected abandonment costs of approximately $12,238,000. This liability is included in accumulated DD&A on the consolidated balance sheets. For the years ended December 31, 1999, 2000, and 2001, the Company recorded accretion of its offshore abandonment liability of $905,000, $1,083,000, and $709,000, respectively. This accretion is recorded as a component of DD&A expense in the consolidated statements of operations. (See Note 13).

    The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred. In determining whether impairment of unevaluated properties has occurred, management evaluates, among other factors, current oil and natural gas industry conditions, capital availability, primary lease terms of the properties, holding periods of the properties, and available geological and geophysical data. Any impairment assessed is added to the costs being amortized. Costs of drilling exploratory dry holes are included in the amortization base immediately upon determination that a well is dry. At December 31, 2001, all of the Company's oil and gas properties were classified as evaluated and are included in the amortization base. The Company's proved oil and natural gas reserves were estimated by an independent petroleum engineering firm.

    The capitalized oil and natural gas property costs, less accumulated depreciation, depletion and amortization and related deferred income taxes, if any, are generally limited to an amount (the ceiling limitation) equal to the sum of (a) the present value of estimated future net revenues computed by applying current prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and natural gas reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing the reserves using a discount factor of 10% and assuming continuation of existing economic conditions; and (b) the cost of investments in unevaluated properties excluded from the costs being amortized. No ceiling write down was recorded in 1999, 2000 or 2001.

    General and administrative expenses are reported net of amounts allocated to working interest owners of the oil and natural gas properties operated by Tribo, net of amounts charged for administrative and overhead costs and net of amounts capitalized pursuant to the full cost method of accounting.

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Furniture, Fixtures and Equipment

    Furniture, fixtures and equipment are carried at cost. Depreciation is provided on the straight-line basis using estimated useful lives of five to ten years. At the time of a retirement or sale, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recorded to income. Maintenance and repairs are charged to expense as incurred. Renewals, betterments and expenditures which increase the value of the property or extend its useful life, are capitalized.

Cash Equivalents

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Financial Instruments and Concentration of Credit Risk

    Financial instruments that subject the Company to credit risk consist of accounts receivable. The receivables are primarily from companies in the oil and natural gas industry or from individual oil and natural gas investors. During 1999, 2000 and 2001, the Company had revenues from certain customers exceeding 10% of total revenues as follows:


                                 1999        2000        2001
                              ----------  ----------  ----------

  Customer A..................   35%          31%         22%
  Customer B..................   11%           -           -
  Customer C..................    -           11%          -
  Customer D..................    -            -          19%
  Customer E..................    -            -          11%

    In the case of receivables from joint interest owners, the Company may have the ability to offset amounts due against the participant's share of production from the related property.

    The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. The fair value of these instruments approximates their carrying value at December 31, 2000 and 2001.

Income Taxes

    The Company accounts for income taxes using the "liability method." Accordingly, deferred tax liabilities or assets are determined based on temporary differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates is recognized in income in the period such change occurs.

Environmental Matters

    Environmental costs are expensed or capitalized depending on their future economic benefit. Costs that relate to an existing condition caused by past operations and have no future economic benefit are expensed. Liabilities for future expenditures of a noncapital nature are recorded when future environmental expenditures and/or remediation is deemed probable, and the costs can be reasonably estimated. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

Derivative Transactions

    The Company sometimes enters into fixed-price physical delivery contracts and commodity price swap derivatives to manage price risk with regard to a portion of its natural gas and crude oil production. The Company recognizes revenues under fixed-price physical delivery contracts as the gas is sold. Prior to January 1, 2001, the Company followed the guidance in Statement of Financial Accounting Standards No. 80 ("SFAS No. 80"), "Accounting for Futures Contracts", in accounting for its commodity price swap derivative contracts. Under SFAS No. 80, commodity price swap derivative contracts were accounted for using the hedge method of accounting. Under this method, realized gains and losses on qualifying hedges were recognized in oil and gas revenues when the associated production occurred and the resulting cash flows were reported as cash flows from operations. These swap contracts were designated as hedges and changes in their fair

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

value correlated with changes in the price of anticipated future production such that the Company's exposure to the effects of commodity price changes was reduced. If a contract did not qualify as a hedge, any changes in its fair value were recorded currently.

    Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" was effective for the Company as of January 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

Earnings (Loss) Per Share

    Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company had no potentially dilutive securities for the years ended December 31, 1999, 2000 or 2001.

Comprehensive Income (Loss)

    The Company has elected to report comprehensive income (loss) in a consolidated statement of operations and comprehensive income (loss). Comprehensive income (loss) is comprised of net income (loss) and all changes to stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders, and is presented net of income taxes.

Reclassifications

    Certain reclassifications have been made to the 1999 and 2000 balances to conform to the 2001 presentation.

Recently Issued Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations ("SFAS 141"), and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill and reassess the amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

    In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, SFAS No. 143, which amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, is applicable to all companies. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in SFAS No. 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statue, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. As of the date of this filing, the Company is still assessing the requirements

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

of SFAS No. 143 and has not determined the impact the adoption will have on our financial condition or results of operations.

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144, which supercedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of and amends ARB No. 51, Consolidated Financial Statements, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim financials within those fiscal years, with early adoption encouraged. The provisions of SFAS No. 144 are generally to be applied prospectively. As of the date of this filing, the Company is still assessing the requirements of SFAS No. 144 and has not determined the impact the adoption will have on our financial condition or results of operations.

NOTE 4 -- EMERGENCE FROM BANKRUPTCY

    In October, 1997, the Company obtained a short-term bank loan of $105 million (the "Acquisition Facility") to finance the purchase of certain oil and gas properties. During 1997 and through May 1998, the Company drew approximately $35 million and $69 million, respectively, against the Acquisition Facility. In August, 1998 before the Company was able to refinance the Acquisition Facility with term debt, commodity prices began falling, with oil prices ultimately reaching a twelve-year low in December of that year. The resultant negative effect on the Company's cash flow from the deterioration of commodity prices, coupled with the required amortization payments on the Acquisition Facility, severely restricted the amount of capital the Company was able to dedicate to development drilling. Consequently, the Company's oil and natural gas production declined which further exacerbated its liquidity problem.

    During February 2000, due to the Company's default under the terms of the Acquisition Facility, the bank demanded payment of all principle and interest. On March 14, 2000, TDC (the "Debtor") sought protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division ("Bankruptcy Court").

    Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petition are stayed while the Debtor continues business operations as debtor-in-possession. These claims are reflected in the December 31, 2000 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the bankruptcy filing date resulting from rejection of executory contracts by the Bankruptcy Court (or agreed to by parties in interest). Claims secured against the Debtor's assets are also stayed, although the holders of such claims have the right to move the court for relief from the stay.

    All payments made from TDC to TOC, TPC or any related party during the Bankruptcy were required to be approved by the Bankruptcy Court.

    Reorganization Costs -- As a result of TDC filing for protection under Chapter 11 of the U.S. Bankruptcy Code, the Company incurred certain reorganization costs during the years ended December 31, 2000 and 2001 totaling $21,487,191 and $8,834,468, respectively which include the following:

        Rejection of fixed-price physical delivery contract -- The bankruptcy court approved a motion to reject a fixed-price physical delivery contract. A claim was filed by the damaged party resulting in a liability of $17,559,272 (see Note 11). During the years ended December 31, 2000 and 2001, the Company incurred reorganization expenses related to this claim of $17,559,272 and $737,022, respectively.

        Professional fees and other -- The Company was required to hire certain legal and accounting professionals to help the Company and its Creditors in its bankruptcy proceedings. These fees were $3,611,760 during 2000 and $3,781,716 during 2001.

        Retention costs -- In an effort to maintain certain key employees through the bankruptcy period, the Company incurred retention bonuses of $855,000 and $301,740 during the years ended December 31, 2000 and 2001, respectively. During August 2001, we paid the retention bonus to our employees.

        Interest expense - The Company paid interest expense of $2,974,270 as a result of our emergence from bankruptcy during 2001.

        Atasca transaction - As a condition of TDC's plan of reorganization, the Company agreed to transfer all of the oil

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

    and natural gas properties and certain marketable securities owned by Tribo Petroleum Corporation, as of May 1, 2001 to its affiliate, Atasca Resources, Inc., at their net book values of approximately $1,098,000 and $102,000, respectively. In connection with this transaction, all balances owing to and from the Company by its affiliates on May 1, 2001 were forgiven. These balances aggregated to a net receivable from the affiliates of $785,000. As a consequence of these transactions, the Company recorded a one-time reorganization expense of approximately $1,985,442 in 2001.

        Interest Income -- The Company earned interest income of $538,841 from March 14, 2000 through December 31, 2000, and $945,722 from January 1, 2001 through June 18, 2001.

    On May 23, 2001, TDC's plan of reorganization was confirmed by the bankruptcy court. In accordance with this plan, the Company paid all pre-petition liabilities in full. In addition, as part of the confirmation of the plan, TDC's largest creditor agreed to a $3,300,000 reduction of their claim in settlement of a lawsuit originally brought by the Company and its chief executive officer. The chief executive officer assigned his interest in the settlement to the Company in exchange for certain assets which are further described in the "Atasca transaction" above (see Note 7)

NOTE 5 -- ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The activity of the allowance for doubtful accounts for the year ended December 31, was as follows:


                                                                     1999                 2000                 2001
                                                               -----------------   -----------------    -----------------
       Balance, beginning of year...........................   $         695,791   $         867,864    $         351,505
          Additions (Recoveries)............................             225,739            (498,436)           1,040,302
          Write offs........................................            (53,666)             (17,923)             (14,837)
                                                               ----------------    -----------------    ------------------
       Balance, end of year.................................   $         867,864   $         351,505    $       1,376,970
                                                               =================   =================    =================

NOTE 6 -- MARKETABLE SECURITIES

    Securities classified as available-for-sale at December 31, were as follows:



                                                           1999                     2000                    2001
                                                 -----------------------   ----------------------  -----------------------
                                                    Market                   Market                  Market
                                                     Value       Cost         Value       Cost        Value       Cost
                                                  ----------  ----------  -----------  ----------  ----------  -----------
       Classified as available-for-sale:
          Common stock.........................   $  172,500  $  140,721  $         -  $        -  $        -  $         -
          Common stock warrants................       62,500      91,547            -           -           -            -
                                                  ----------  ----------  -----------  ----------  ----------  -----------
                  Total classified as
                    available-for-sale.........   $  235,000  $  232,268  $         -  $        -  $        -  $         -
                                                  ==========  ==========  ===========  ==========  ==========  ===========

    At December 31, 1999, unrealized gains and losses from available-for-sale securities were $31,779, and $29,047, respectively. The net unrealized gains at December 31, 1999, was $2,732, resulting in net of tax charges of $1,803, recorded to Other Comprehensive Income. The Company held no available-for-sale securities during 2000 and 2001.

    For the year ended December 31, 1999, the Company did not sell any available-for-sale securities. For the purposes of determining realized gains and losses, the cost of securities sold was based on specific identification.

    During 2000, the Company began to buy and sell marketable equity securities to take advantage of favorable market conditions. Accordingly, all available-for-sale securities were re-categorized to trading securities.

                                                           1999                     2000                    2001
                                                 -----------------------   ----------------------  -----------------------
                                                    Market                   Market                  Market
                                                     Value       Cost         Value       Cost        Value       Cost
                                                  ----------  ----------  -----------  ----------  ----------  -----------
       Classified as trading securities - all:
          Common stock.........................   $    -      $    -      $ 472,248   $ 308,850     $   -         $   -

    During 2000, gross gains and gross losses included in results of operations that resulted from transfers of securities

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

from the available-for-sale category into the trading category were $510,670 and $42,688, respectively. No such transfers occurred in 1999 or 2001. All of these securities were sold in 2001.

    Proceeds, realized gains, realized losses, unrealized gains and unrealized losses related to securities classified as trading securities for the year ended December 31, 2000 were $1,874,245, $879,458, $47,676, $230,429 and $67,031, respectively. Realized and unrealized gains and losses on such securities are reflected as gain (loss) on marketable securities in the accompanying statements of operations. For the purposes of determining realized gains and losses, the cost of securities sold was based on specific identification. The Company held no securities classified as trading securities during 1999.

    Proceeds, realized gains and realized losses related to securities classified as trading securities for the year ended December 31, 2001 were $555,964, $24,409 and $581,144, respectively.

NOTE 7 -- RELATED PARTY TRANSACTIONS

    Balances owed by/(to) affiliated companies were comprised of the following at December 31:

                                                                                          2000                 2001
                                                                                   -----------------    -----------------
    Receivable:
       Atasca Resources, Inc................................                       $         408,632    $          62,016
       Majority Shareholder and Chief Executive Officer.....                                 625,199              133,670
       Other Affiliates.....................................                                 553,304               27,215
    Payable:
       Atasca Resources, Inc................................                                (537,119)             (15,831)
       Other Affiliates.....................................                                 (60,150)                (954)
                                                                                   -----------------    -----------------
    Receivable from affiliates, net.........................                       $         989,866    $         206,116
                                                                                   =================    =================

    Atasca Resources, Inc. and the Other Affiliates referred to above are all owned by the Company's majority shareholder and chief executive officer. Prior to June 18, 2001, the Company's Chief Executive Officer was its sole shareholder. With the Company's issuance of class A and B common stock on June 18, 2001 (see note 14), the Chief Executive Officer's shareholdings were effectively reduced to 55%.

    The net amounts receivable from affiliates are recorded in the accompanying consolidated balance sheets as Receivables from Affiliates. The amounts due to or from affiliates have no established repayment terms and no interest is charged.

    The receivables and payables with Atasca Resources, Inc. primarily relate to: cash advances, transfers, reimbursement of corporate expenses, oil and gas sales, production expenses, and related activities. In addition, Atasca Resources, Inc. paid the Company a management fee of $55,000, $60,000 and $60,000 in 1999, 2000 and 2001, respectively.

    During March 2001, the Company entered into a month to month ease agreement with a related party, Tribo Production Company, Ltd., for the lease of its current office facilities. In June 2001, the lease was amended to a five year commitment with terms that require the Company to pay rent of $26,000 per month (see Note 13).

    The receivable from the Company's majority shareholder and chief executive officer principally relates to cash and travel advances and other business expenses.

    The receivables from other affiliates of the Company are primarily for cash advances.

    The Company earned revenues and incurred production expenses through Atasca Resources, Inc. for the years ended December 31, as follows:

                                                                     1999                 2000                 2001
                                                               -----------------   -----------------    -----------------
    Oil sales...............................................   $         321,747   $         473,072    $          96,961
    Natural gas sales.......................................             131,736             112,620               58,529
    Production expenses.....................................             381,995             237,807              104,739

    As a condition of TDC's plan of reorganization, the Company agreed to transfer all of the oil and natural gas properties and certain marketable securities owned by Tribo Petroleum Corporation, as of May 1, 2001 to its affiliate,

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Atasca Resources, Inc., at their net book values of approximately
$1,098,000 and $102,000, respectively. Revenues from the oil and natural gas properties totaled $895,644 and $1,777,649 for the years ended December 31, 1999 and 2000 and $778,606 for the period from January 1 through May 1, 2001. In connection with this transaction, all balances owing to and from the Company by its affiliates on May 1, 2001 were forgiven. These balances aggregated to a net receivable from the affiliates of $785,000. As a consequence of these transactions, the Company recorded a one-time reorganization expense of approximately $1,985,000 in 2001.

NOTE 8 -- OIL AND NATURAL GAS PROPERTIES

    The following table sets forth information concerning the Company's oil and natural gas properties at December 31:


                                                                                          2000                 2001
                                                                                   -----------------    -----------------
    Cost of oil and natural gas properties, all
       evaluated................................................................   $     126,178,261    $     136,452,676
    Accumulation of depreciation, depletion and
       amortization.............................................................         (39,045,538)         (50,927,920)
                                                                                   -----------------    -----------------
                                                                                   $      87,132,723    $      85,524,756
                                                                                   =================    =================

    At December 31, 2001, all of the Company's oil and gas properties were evaluated and, accordingly, were included in the amortization base.

NOTE 9 -- NOTE PAYABLE

    The note payable balance at December 31, 2000 of $104,323,500, resulted from a $105,000,000 acquisition facility with a bank dated October 15, 1997. Interest accrued at prime plus 4%, payable at 90 day intervals. At December 31, 2000, the note payable balance was included in pre-petition liabilities subject to compromise in the accompanying consolidated balance sheet.

    The acquisition facility was collateralized by deeds of trust, mortgages, assignments of oil and natural gas production, security agreements and financing statements on substantially all of the real and personal property of the Company. Additional collateral includes the assignment of the common stock of the Company and the personal guarantee of the Company's stockholder.

    In February 2000, due to the Company's violations of the terms of the acquisition facility, the bank demanded payment of the note and all accrued interest. On March 14, 2000 TDC filed for protection under Chapter 11 of the United States Bankruptcy Code (see Note 4).

    On June 18, 2001, following the Company's emergence from bankruptcy, the Company paid the bank a total of $123,613,399 representing payment in full of all principal, interest and other charges associated with the note.

NOTE 10 - SENIOR SECURED NOTES AND UNIT OFFERING

    On June 18, 2001, the Company completed a unit offering of (1) $130 Million of 12.5% senior secured notes due 2006 ("Notes") and (2) 130,000 shares of class A common stock of New TDC. Each unit consisted of a Note in the principal amount of $1,000 and one share of class A common stock. The Notes are guaranteed by TOC (see Note 17).

Notes

    The Notes mature on June 1, 2006 and require amortization payments of the greater of $20 million and 15.3% as of June 1, 2002 and 2003 and an amortization payment of the greater of $15 million and 11.5% of the aggregate principal balance of the notes as of June 1, 2004. A final amortization payment of $75,000,000 is due June 1, 2006. Interest is payable semi-annually on June 1 and December 1 of each year.

    The Notes were issued at a 5.5% discount from their face amount resulting in an aggregate discount of $7,150,000 that is being amortized as additional interest expense over the term of the Notes. The 5.5% discount, together with the value of the class A common stock issued in the offering which was also accounted for as bond discount, the allocated value of the class B common stock, and other offering costs aggregating a total of $44,993,000 (see below), make the effective interest rate on the Notes 21.9%.

    At any time prior to June 1, 2003, New TDC may redeem in the aggregate up to 30% of the then outstanding

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

aggregate principal amount of the Notes with the Net Cash Proceeds of one or more equity offerings at a redemption price of 112.5% of the Notes, together with accrued and unpaid interest to the redemption date.

    Commencing with the quarter ended June 30, 2004, and continuing each quarter thereafter, the Company is required to offer to apply fifty percent of its cash flow in excess of $1,000,000 for the quarter to the pro rata redemption of the notes.

    The notes are senior secured obligations, secured by a first priority lien on substantially all of the Company's oil and gas assets, and are unconditionally guaranteed by the Company's only subsidiary, TOC, whereby the guarantee is secured by a first priority lien on substantially all of the oil and gas assets of TOC. Under the terms of an Intercreditor Agreement, the liens are held by a collateral agent for the benefit of hedge counter parties and the holders of the notes. Proceeds from the sale of collateral upon default are to be applied to the satisfaction of amounts owing to hedge counter parties under approved hedge agreements before being applied to interest and principal owing upon the notes.

    The indenture contains certain covenants, including covenants that limit the Company's ability to incur additional debt, to sell or transfer its assets and covenants that require the board of directors to consist of no fewer than three individuals, at least 60% of which are required to be independent. Additionally, the Company is required to hedge its oil and natural gas production so as to maintain a hedged revenue to interest expense ratio of at least three to one. The Company is not permitted to hedge more than 80% of its projected proved developed producing volumes of oil and natural gas, except under price floor contracts or options, and the Company is not required to enter into hedges when certain benchmark prices are less than $2.75 per MMBtu or $18.50 per Bbl.

Class A Common Stock

    The Company issued 130,000 shares of class A common stock with an estimated fair value of $17.6 million. This amount was allocated to the value of the class A common stock from the total proceeds received by the Company in the unit offering, thereby creating an additional bond discount which is being amortized to interest expense over the life of the bonds using the effective interest method.

Class B Common Stock

    In conjunction with the offering, the Company issued 65,000 shares of class B common stock to the initial purchaser of the Notes. These shares had a fair value of $11,000,000 and this value was considered to be offering costs of the Company's unit offering. Accordingly, $9,427,000 was allocated to the debt component of the unit offering, and $1,573,000 was allocated to the equity component of the unit offering. The portion of the offering costs associated with the issuance of the Notes is being amortized as additional interest expense over the term of the Notes. The class B common stock has special voting rights and the ability to control the board of directors of New TDC, subject to certain limitations (See Note 14).

    In addition, the Company incurred other offering costs of $12,621,000. Of these costs $10,816,000 was allocated to the debt component of the unit offering, and $1,805,000 was allocated to the equity component of the unit offering. The portion of the offering costs associated with the issuance of the Notes is being amortized as additional interest expense over the term of the Notes.

NOTE 11 -- DERIVATIVE TRANSACTIONS

    The Company may use derivative instruments to manage exposures to commodity prices. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of this exposure.

    In April 1999, the Company entered into a thirty-two month fixed-price physical delivery contract with Aquila Energy Marketing Corporation ("Aquila") that obligated the Company to deliver specified volumes of natural gas to Aquila at a certain price. For the years 1999, 2000 and 2001, the Company agreed to deliver approximately 1,525,000 Mbtu, 3,098,000 Mbtu and 2,894,000 Mbtu, respectively, with prices ranging from $2.353/Mcf to $2.697/Mcf.

    With the authorization of the bankruptcy court, the Company rejected this fixed-price physical delivery contract effective December 20, 2000. Aquila filed a claim against the Company for damages relating to the cancellation of the contract for $17,559,272. Subsequent to December 31, 2000, additional information became available to the Company, resulting in an increase of our original estimate by $737,022 in 2001. The claim was paid in 2001.

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

    In June 2001 the Company entered into three commodity swap derivative contracts as a condition of the issuance of the Notes described in Note 10. Under the terms of the Notes, the Company must use these contracts to mitigate the volatility of the commodity prices to ensure that the Company has sufficient cash flows to service the Notes. These commodity swap derivative contracts are designated as cash flow hedges. The contracts do not qualify for hedge accounting under FAS No. 133; therefore, the Company recorded these contracts at their estimated fair values, and included the changes in their fair value in the statement of operations.

    As of December 31, 2001 the Company had three outstanding commodity price swap agreements. The following table sets forth the volumes and hedge prices of the contracts:

                                               Contract 1                 Contract 2                Contract 3
                                         ----------------------     ---------------------     ---------------------
                                               Crude Oil                 Natural Gas               Natural Gas
                                         ----------------------     ---------------------     ---------------------
                                          Volume       Hedge         Volume       Hedge        Volume       Hedge
Date                                      Per Day      Price         Per Day      Price        Per Day      Price
----                                     ---------   ----------     ---------   ---------     ---------   ---------
January 1 - June 30, 2002.............    2.3 Mbbl   $25.30/bbl     11.0 MMcf   $3.96/mcf      4.3 MMcf   $4.62/mcf
July 1 - December 31, 2002............    2.3 Mbbl    25.30/bbl     11.0 MMcf    3.96/mcf      4.4 MMcf    4.36/mcf
January 1 - June 30, 2003.............    1.9 Mbbl    25.30/bbl      7.7 MMcf    3.96/mcf      3.3 MMcf    4.36/mcf
July 1 - December 31, 2003............    1.9 Mbbl    21.51/bbl      7.7 MMcf    3.35/mcf      3.3 MMcf    3.61/mcf

    The contracts stipulate that the Company will receive or make payments based upon the differential between the hedge prices and the market prices, as defined in the contracts, for the notional quantities. The estimated fair value of these contracts at December 31, 2001 of $12,498,944 is included in the accompanying balance sheet as a current asset of $9,525,317 and as a non-current asset of $2,973,627. The unrealized gain of $12,498,944 is included in the accompanying statement of operations as "Gain on Derivative Contracts".

    The Company is exposed to credit risk in the event of nonperformance by the counterparty in the commodity price swap contracts; however, the Company does not anticipate nonperformance by the counterparty.

    Subsequent to year end, the Company terminated certain of its derivative contracts (see Note 15).

NOTE 12 -- INCOME TAXES

    Deferred income taxes result from differences between the bases of assets and liabilities as measured for income tax and financial reporting purposes. The significant components of deferred tax assets and liabilities as of December 31, were as follows:

                                                                         2000                 2001
                                                                -----------------    -----------------
    Deferred Tax Assets:
       Net operating loss carryforwards......................   $      16,273,000    $      22,160,000
       Contract loss accrual.................................           5,661,000                    -
       Statutory depletion carryforwards.....................                   -              814,000
       Accrued expenses......................................             632,000                    -
       Other.................................................              41,000              595,000
                                                                -----------------    -----------------
              Total..........................................          22,607,000           23,569,000
                                                                -----------------    -----------------
    Deferred Tax Liabilities:
       Oil and natural gas properties and other
         equipment...........................................          (6,402,000)          (8,644,000)
       Derivatives contract..................................                   -           (4,250,000)
                                                                -----------------    -----------------
              Total..........................................          (6,402,000)         (12,894,000)
                                                                -----------------    -----------------
    Valuation Allowance......................................         (16,205,000)         (10,675,000)
                                                                -----------------    -----------------
    Net deferred tax asset...................................   $               -    $               -
                                                                =================    =================

    The Company recorded a valuation allowance at December 31, 2000 and 2001 equal to the excess of deferred tax assets over deferred tax liabilities, as management is unable to determine that these tax benefits are more likely than not to be realized.

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

    The following reconciles statutory federal income tax with the provision for income tax for the years ended December 31:


                                                                     1999                 2000                 2001
                                                               -----------------   -----------------    -----------------
    Income tax expense (benefit) at statutory rate..........   $     (3,111,000)   $      (1,940,000)   $       5,608,000
    Alternative minimum tax.................................                   -              79,000                    -
    Non-deductible expenses.................................              71,200               2,000               32,000
    Increase (decrease) in valuation allowance..............           3,039,800           1,938,000           (5,640,000)
                                                               -----------------   -----------------    -----------------
    Provision for income taxes..............................   $               -   $          79,000    $               -
                                                               =================   =================    =================

    At December 31, 2001, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $65,000,000, which will expire during the years 2007 through 2020. The Internal Revenue Code significantly limits the amount of acquired net operating loss carryforwards that are available to offset future taxable income when a change of ownership occurs. As of December 31, 2001, the Company has approximately $5,100,000 of its net operating losses that are subject to such limitations, of which, the Company can utilize $658,000 per year.

    As of December 31, 2001, the Company's net operating losses expire as follows:

   Year                                           Amount
   ----                                   ----------------------
   2007.................................. $            1,661,522
   2008..................................                264,780
   2009..................................              1,726,300
   2010..................................              1,455,967
   2012..................................              2,117,494
   2018..................................             18,136,659
   2019..................................             19,710,242
   2020..................................             20,104,143
                                         -----------------------
                                          $           65,177,107
                                          =======================


NOTE 13 -- COMMITMENTS AND CONTINGENCIES

Lease commitments

    The Company has non-cancelable operating leases covering certain compression equipment and facilities. The following is a schedule of future minimum lease payments as of December 31, 2001:

    Years Ending December 31,                       Amount
    -------------------------               ----------------------
    2002................................. $            2,264,257
    2003.................................              2,212,840
    2004.................................              1,101,900
    2005.................................                312,000
    2006.................................                 78,000
                                          -----------------------
                                          $            5,968,997
                                          =======================


    Rent expense incurred under operating leases amounted to $2,753,700, $3,390,383 and $3,539,339 for the years ended December 31, 1999, 2000 and 2001, respectively.

Lawsuits

    The Company is the defendant in several lawsuits filed by companies for breach of contract with claims and joint interest disputes. Accordingly, the Company has accrued $6,200,663 associated with these lawsuits, which is included in the accompanying balance sheet as of December 31, 2001.

    The Company is a defendant in various lawsuits arising from normal business activities. Management has reviewed pending litigation with legal counsel and believes that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company's financial position.

Regulatory and environmental contingencies

    During 2000, the Company reached a settlement with the MMS resolving a civil enforcement action related to non-environmental infractions of platform construction brought against the Company in August 2000 by the MMS. The

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Company agreed to pay civil penalties of $506,600 with $25,325 to be paid out initially, and the remaining $481,175 to be paid out in quarterly installments over a two-year period. The settlement between the MMS and the Company was not an admission of liability by the Company with respect to the violations alleged by the MMS.

    The Company, as an owner and operator of oil and natural gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and natural gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. The Company maintains insurance coverage, which it believes, is customary in the industry, although it is not fully insured against all environmental risks.

    The Company is not aware of any environmental claims existing as of December 31, 2001, which would have a material impact on its financial position or results of operations. There can be no assurance however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's properties.

Other

    As of December 31, 2000, the Company expects the future cost of restoration, dismantlement and abandonment of certain offshore wells and the decommissioning of offshore platforms to be approximately $12,238,000. In connection therewith, the Company has provided bonds with a face value of $9,850,000 pledged to the MMS for a portion of such estimated costs. Additionally, we have provided various other forms of pledged collateral to other regulatory agencies in satisfaction of their requirements. At December 31, 2000 and 2001, these pledges and bonds had a carrying value of $4,674,645 and $5,225,832, respectively.

NOTE 14 -- CAPITAL STOCK

    On June 13, 2001, the Company increased its authorized share capital to 445,000 shares of class A common stock and 65,000 shares of class B common stock. The Company also effected a 238.333:1 stock split of its class A common stock. The consolidated financial statements give retroactive effect to the stock split for all periods presented. In connection with the stock split, the par value of the class A common stock decreased from $1.00 to $0.01 per share. The par value of the class B common stock is $0.01. The class B common stock is convertible into class A common stock upon the occurrence of certain events, as defined.

    The holders of the Class A and Class B common stock are entitled to one vote for each share on all matters voted upon by shareholders, including the election of directors. Such holders are not entitled to vote cumulatively for the election of directors. Holders of a majority of the shares of common stock entitled to vote in any election of directors may elect all of the directors standing for election, subject to the rights of holders of class B common stock described below.

    The holders of the class A and class B common stock are together entitled to participate pro rata in such dividends as may be declared at the discretion of the board of directors out of funds legally available therefore. Holders of the class A and class B common stock together are entitled to share ratably in the net assets of the Company upon liquidation after payment or provision for all liabilities and any preferential rights. Holders of common stock have no preemptive rights to purchase shares of stock of the Company. Shares of common stock are not subject to any redemption provisions and are not convertible into any other securities of the Company, except that each share of class B common stock is convertible into one share of class A common stock under certain circumstances.

Special Rights of Class B Common Stock

    In addition to the rights of the holders of common stock set forth above, the holders of a majority of the class B common stock, voting together as a single class, are entitled to designate one person to serve as a non-voting advisory observer to the Company's board of directors, and further, at any time, to cause the Company to increase the size of its board of directors and to immediately elect to the board of directors a number of directors (having full voting power) nominated by a majority of the holders of the class B common stock sufficient to constitute a majority of the board of directors. Until there are no outstanding shares of class B common stock, the board of directors may not consist of more than seven directors other than those nominated by the holders of the class B common stock in accordance with the foregoing. Only the holders of the class B common stock may remove the directors that such holders are entitled to designate.

    In addition to any vote required by law, all matters submitted to a vote of the Company's shareholders will require the

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

approval of the holders of a majority of the issued and outstanding shares of class B common stock, voting separately as a single class. In addition, any amendment to the Company's Bylaws will require the approval of the holders of the majority of the issued and outstanding shares of class B common stock.

NOTE 15 -- SUBSEQUENT EVENTS

    In March 2002, the Company terminated certain of its derivatives contracts and replaced them with contracts providing for price floors at the prices specified under the terms of the senior secured notes of $2.75 per MMBtu of natural gas and $18.50 per barrel of crude oil. Proceeds from the settlement of these contracts were approximately $3 million. The purchase price of the floor contracts of approximately $1 million has been financed by the Company's derivatives contracts counterparty.

NOTE 16 -- SUPPLEMENTAL OIL AND NATURAL GAS INFORMATION

    Information with respect to the Company's oil and natural gas producing activities is presented in the following tables. Estimates of reserve quantities, as well as future production and discounted cash flows before income taxes, were determined by an independent petroleum engineering firm, as of December 31, 1999, 2000 and 2001.

Oil and Natural Gas Related Costs

    The following table sets forth information concerning costs related to the Company's oil and gas property acquisition, exploration and development activities in the United States during the years ended December 31,1999, 2000 and 2001:

                                                                     1999                 2000                 2001
                                                               -----------------   -----------------    -----------------
    Property acquisition - proved...........................   $         249,971   $         408,231    $               -
    Less - proceeds from sales of properties................          (2,262,300)           (389,971)          (2,225,529)
    Less - transfer of properties to affiliate..............                   -                   -           (1,097,611)
    Development costs.......................................          13,322,473          10,080,396           13,597,525
    Exploration costs.......................................                   -             389,030                    -
                                                               -----------------   -----------------    -----------------
                                                               $      11,310,144   $      10,487,686    $      10,274,385
                                                               =================   =================    =================

Results of Operations from Oil and Natural Gas Producing Activities

    The following table sets forth the Company's results of operations from oil and natural gas producing activities for the years ended December 31:

                                                                     1999                 2000                 2001
                                                               -----------------   -----------------    -----------------
    Revenues................................................   $      36,270,343   $      73,452,054    $      80,516,275
    Production costs and taxes..............................         (18,657,542)        (28,102,775)         (27,604,490)
    Depreciation, depletion and amortization................         (10,526,878)        (12,995,403)         (11,882,382)
                                                               -----------------   -----------------    -----------------
    Income (loss) from oil and natural gas
       producing properties.................................   $       7,085,923   $      32,353,876    $      41,029,403
                                                               =================   =================    =================
    Depletion rate per thousand cubic feet (Mcf) of
       natural gas equivalent...............................   $            0.76   $            0.80    $            0.77
                                                               =================   =================    =================

    In the presentation above, no deduction has been made for indirect costs such as corporate overhead or interest expense. No income taxes are reflected above due to the Company's tax loss carryforwards.

Oil and Natural Gas Reserves (Unaudited)

    The following table sets forth the Company's net proved oil and natural gas reserves at December 31, 1999, 2000 and 2001 and the changes in net proved oil and natural gas reserves for the years then ended. Proved reserves represent the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in the future years from known reservoirs under existing economic and operating conditions. The reserve information indicated below requires substantial judgment on the part of the reserve engineers, resulting in estimates, which are not subject to precise determination. Accordingly, it is expected that the estimates of reserves will change as future production and development information becomes available and that revisions in these estimates could be significant. Reserves are measured in barrels (Bbls) in the case of oil, and units of one thousand cubic feet (Mcf) in the case of natural gas.

                                                                                       Oil (Bbls)            Gas (Mcf)
                                                                                   -----------------    -----------------
                                                                                            (Amounts in thousands)
    Proved reserves:
        Balance, December 31, 1998..............................................              11,319              111,149
           Discoveries and extensions...........................................                 609               21,774
           Revisions of previous estimates......................................               5,132               (9,515)
           Sale of reserves in place............................................                 (64)              (6,309)
           Production...........................................................              (1,145)              (7,007)
                                                                                   -----------------    -----------------

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                                       Oil (Bbls)            Gas (Mcf)
                                                                                   -----------------    -----------------
                                                                                            (Amounts in thousands)
        Balance, December 31, 1999..............................................              15,851              110,092
           Discoveries and extensions...........................................                 644               13,176
           Revisions of previous estimates......................................                 208              (13,258)
           Expiration of leases.................................................                (244)             (11,542)
           Sales of reserves in place...........................................                 (53)                (455)
           Production...........................................................              (1,333)              (8,314)
                                                                                   -----------------    -----------------
        Balance, December 31, 2000..............................................              15,073               89,699
           Discoveries and extensions...........................................                 431               25,977
           Revisions of previous estimates......................................                 147                1,175
           Expiration of leases.................................................                  (2)                (160)
           Sales of reserves in place...........................................                (164)              (1,616)
           Transfers to affiliate...............................................                (125)                (241)
           Production...........................................................              (1,245)              (7,869)
                                                                                   -----------------    -----------------
        Balance, December 31, 2001..............................................              14,115              106,965
                                                                                   =================    =================
    Proved developed reserves at December 31, 1999..............................              12,957               58,265
                                                                                   =================    =================

    Proved developed reserves at December 31, 2000..............................              12,290               45,575
                                                                                   =================    =================

    Proved developed reserves at December 31, 2001..............................              11,306               45,767
                                                                                   =================    =================

    Of the Company's total proved reserves as of December 31, 1999, 2000 and 2001, approximately 48%, 57% and 51%, respectively, were classified as proved developed producing, 15%, 18% and 9%, respectively, were classified as proved developed non-producing and 34%, 34% and 41%, respectively, were classified as proved undeveloped. All of the Company's reserves are located in the continental United States.

Standardized Measure of Discounted Future Net Cash Flows (unaudited)

    The standardized measure of discounted future net cash flows from the Company's proved oil and natural gas reserves is presented in the following table:

                                                                                      December 31,
                                                               ----------------------------------------------------------
                                                                     1999                 2000                 2001
                                                               -----------------   -----------------    -----------------
                                                                                 (Amounts in thousands)
    Future cash inflows.....................................   $         733,163   $       1,316,621    $         533,137
    Future production costs and taxes.......................            (208,427)           (275,236)            (205,640)
    Future development costs................................             (56,621)            (57,384)             (62,969)
    Future income tax expense...............................            (102,553)           (249,779)             (38,378)
                                                               -----------------   -----------------    -----------------
    Net future cash flows...................................             365,562             734,222              226,150
    Discount at 10% for timing of cash flows................            (133,998)           (261,943)             (97,919)
                                                               -----------------   -----------------    -----------------
    Discounted future net cash flows from proved
       reserves.............................................   $         231,564   $         472,279    $         128,231
                                                               =================   =================    =================


    The following table sets forth the changes in the standardized measure of discounted future net cash flows from proved reserves during 1999, 2000 and 2001:

                                                                                      December 31,
                                                               ----------------------------------------------------------
                                                                     1999                 2000                 2001
                                                               -----------------   -----------------    -----------------
                                                                                 (Amounts in thousands)
    Balance, beginning of year..............................   $         105,403   $         231,564    $         472,279
    Sales, net of production costs and taxes................             (17,613)            (45,349)             (52,912)
    Discoveries and extensions..............................              41,619             139,327               23,811
    Purchases and sales of reserves in place................              (4,647)               (738)             (10,557)
    Changes in prices and production costs..................             101,748             294,404             (504,032)
    Revisions of quantity estimates.........................              49,998             (59,897)               1,813

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                                      December 31,
                                                               ----------------------------------------------------------
                                                                     1999                 2000                 2001
                                                               -----------------   -----------------    -----------------
                                                                                 (Amounts in thousands)
    Expiration of leases....................................                   -             (21,380)                (875)
    Transfer of properties to affiliate.....................                   -                   -               (2,213)
    Net changes in development costs........................              (7,582)              4,156               (1,561)
    Interest factor - accretion of discount.................              11,206              25,959               63,000
    Net change in income taxes..............................             (48,183)            (96,791)             142,148
    Changes in production rates and other...................                (385)              1,024               (2,670)
                                                               -----------------   -----------------    -----------------
    Balance, end of year....................................   $         231,564   $         472,279    $         128,231
                                                               =================   =================    =================

    Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using current sales prices, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The average prices used at December 31, 1999, 2000 and 2001, were $25.57, $25.90 and $18.53 per Bbl and $2.96, $10.31 and $2.54 per Mcf, respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

    Operating costs and production taxes are estimated based on current costs with respect to producing oil and natural gas properties. Future development costs are based on the best estimate of such costs assuming current economic and operating conditions.

    Income tax expense is computed based on applying the appropriate statutory tax rate to the excess of future cash inflows less future production and development costs over the current tax basis of the properties involved, less applicable carryforwards, for both regular and alternative minimum tax.

The future net revenue information assumes no escalation of costs or prices, except for oil and natural gas sales made under terms of contracts, which include fixed and determinable escalation. Future costs and prices could significantly vary from current amounts and, accordingly, revisions in the future could be significant.

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 17 - CONSOLIDATING INFORMATION

                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000

                                                                      TRI-UNION       TRI-UNION
                                                                     DEVELOPMENT      OPERATING     ELIMINATIONS    CONSOLIDATED
                                                                     -----------      ---------     ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents....................................    $  33,102,629  $     (112,690) $            -  $   32,989,939
   Accounts receivable, net.....................................       24,299,191         716,622        (468,815)     24,546,998
   Marketable securities........................................          472,248               -               -         472,248
   Prepaid and other............................................        1,411,798         100,376               -       1,512,174
                                                                    -------------  --------------  --------------  --------------
         Total current assets...................................       59,285,866         704,308        (468,815)     59,521,359
                                                                    -------------  --------------  --------------  --------------

Oil and natural gas properties, net.............................       86,746,107         386,616               -      87,132,723
Other assets:
   Restricted cash and bonds....................................        4,674,645               -               -       4,674,645
   Furniture, fixtures and equipment, net.......................          144,789          30,732               -         175,521
   Receivables from affiliates, net.............................         (975,644)      1,965,510               -         989,866
   Investment in subsidiary.....................................        3,030,900               -      (3,030,900)              -
   Deferred loan costs, net.....................................           99,700               -               -          99,700
                                                                    -------------  --------------  --------------  --------------
         Total other assets.....................................        6,974,390       1,996,242      (3,030,900)      5,939,732
                                                                    -------------  --------------  --------------  --------------
                                                                    $ 153,006,363  $    3,087,166  $   (3,499,715) $  152,593,814
                                                                    =============  ==============  ==============  ==============

LIABILITIES AND STOCKHOLDER'S EQUITY (CAPITAL DEFICIT)

Liabilities not subject to compromise:
   Current liabilities:
     Accounts payable and accrued liabilities...................    $  27,021,833  $       56,266  $     (468,815) $   26,609,284
     Accrued interest...........................................        7,224,477               -               -       7,224,477
     Notes payable..............................................          333,880               -               -         333,880
                                                                    -------------  --------------  --------------  --------------
                                                                       34,580,190          56,266        (468,815)     34,167,641
                                                                    -------------  --------------  --------------  --------------
Pre-petition liabilities subject to compromise:
   Note payable - in default....................................      104,323,500               -               -     104,323,500
   Accrued interest.............................................        6,226,808               -               -       6,226,808
   Accounts payable and accrued liabilities - unsecured.........       38,015,232               -               -      38,015,232
                                                                    -------------  --------------  --------------  --------------
         Total pre-petition liabilities subject to compromise...      148,565,540               -               -     148,565,540
                                                                    -------------  --------------  --------------  --------------
                                                                      183,145,730          56,266        (468,815)    182,733,181
                                                                    -------------  --------------  --------------  --------------

Commitments and Contingencies Stockholder's equity (capital deficit):
   Class A common stock.........................................            2,383           1,000          (1,000)          2,383
   Retained earnings (deficit)..................................      (30,141,750)      3,029,900      (3,029,900)    (30,141,750)
                                                                    -------------  --------------  --------------  --------------
         Total stockholder's equity (capital deficit)...........      (30,139,367)      3,030,900      (3,030,900)    (30,139,367)
                                                                    -------------  --------------  --------------  --------------
                                                                    $ 153,006,363  $    3,087,166  $   (3,499,715) $  152,593,814
                                                                    =============  ==============  ==============  ==============

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001

                                                                      TRI-UNION       TRI-UNION
                                                                     DEVELOPMENT      OPERATING     ELIMINATIONS    CONSOLIDATED
                                                                     -----------      ----------    ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents....................................    $   4,600,110  $      164,435  $            -    $  4,764,545
   Restricted cash..............................................        8,929,566               -               -       8,929,566
   Accounts receivable, net.....................................       13,884,727         126,069        (150,632)     13,860,164
   Prepaid and other............................................        1,959,822             282               -       1,960,104
   Derivative contracts.........................................        9,525,317               -               -       9,525,317
                                                                    -------------  --------------  --------------  --------------
         Total current assets...................................       38,899,542         290,786        (150,632)     39,039,696
                                                                    -------------  --------------  --------------  --------------

Oil and natural gas properties, net.............................       85,385,954         138,802               -      85,524,756
Other assets:
   Restricted cash and bonds....................................        5,200,832          25,000               -       5,225,832
   Furniture, fixtures and equipment, net.......................          953,767         193,844               -       1,147,611
   Receivables from affiliates, net.............................       (4,153,020)      4,237,990         121,146         206,116
   Investment in subsidiary.....................................        4,839,667               -      (4,839,667)              -
   Deferred loan costs, net.....................................       17,034,817               -               -      17,034,817
   Derivative contracts.........................................        2,973,627               -               -       2,973,627
                                                                    -------------  --------------  --------------  --------------
         Total other assets.....................................       26,849,690       4,456,834      (4,718,521)     26,588,003
                                                                    -------------  --------------  --------------  --------------
                                                                    $ 151,135,186  $    4,886,422  $   (4,869,153) $  151,152,455
                                                                    =============  ==============  ==============  ==============


LIABILITIES AND STOCKHOLDER'S EQUITY (CAPITAL DEFICIT)

Liabilities not subject to compromise:
   Current liabilities:
     Accounts payable and accrued liabilities...................    $  22,886,885  $       46,755  $      (29,486) $   22,904,154
     Accounts payable subject to renegotiation..................        5,133,667               -               -       5,133,667
     Accrued interest...........................................        1,399,306               -               -       1,399,306
     Notes payable..............................................          965,875               -               -         965,875
     Current maturities of long-term debt.......................       20,000,000               -               -      20,000,000
                                                                    -------------  --------------  --------------  --------------
                                                                       50,385,733          46,755         (29,486)     50,403,002
                                                                    -------------  --------------  --------------  --------------
     Senior secured notes.......................................       89,172,434               -               -      89,172,434
                                                                    -------------  --------------  --------------  --------------
                                                                      139,558,167          46,755         (29,486)    139,575,436
                                                                    -------------  --------------  --------------  --------------

Commitments and Contingencies Stockholder's equity (capital deficit):
   Class A common stock.........................................            3,683           1,000          (1,000)          3,683
   Class B common stock.........................................              650               -               -             650
   Additional paid in capital...................................       25,220,285               -               -      25,220,285
   Retained earnings (deficit)..................................      (13,647,599)      4,838,667      (4,838,667)    (13,647,599)
                                                                    -------------  --------------  --------------  --------------
         Total stockholder's equity (capital deficit)...........       11,577,019       4,839,667      (4,839,667)     11,577,019
                                                                    -------------  --------------  --------------  --------------
                                                                    $ 151,135,186  $    4,886,422  $   (4,869,153) $  151,152,455
                                                                    =============  ==============  ==============  ==============

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                      TRI-UNION       TRI-UNION
                                                                     DEVELOPMENT      OPERATING     ELIMINATIONS    CONSOLIDATED
                                                                   --------------  --------------  --------------   ------------
Revenues and other:
   Oil and natural gas revenues.................................   $   36,270,343  $      619,323  $     (619,323)  $  36,270,343
   Other........................................................        1,495,393         230,145        (230,145)      1,495,393
                                                                    -------------  --------------  --------------  --------------
         Total revenues and other...............................       37,765,736         849,468        (849,468)     37,765,736
                                                                    -------------  --------------  --------------  --------------

Expenses:
   Lease operating expense......................................       18,054,255         256,829      (2,768,807)     15,542,277
   Workover expense.............................................        2,405,001           5,409               -       2,410,410
   Production taxes.............................................          703,784           1,071               -         704,855
   Depreciation, depletion and amortization.....................       11,040,035               -               -      11,040,035
   General and administrative...................................        3,314,299           3,095       1,919,339       5,236,733
   Interest expense.............................................       11,981,460               -               -      11,981,460
                                                                    -------------  --------------  --------------  --------------
         Total expenses.........................................       47,498,834         266,404        (849,468)     46,915,770
                                                                    -------------  --------------  --------------  --------------

Income (loss) before income taxes...............................       (9,733,098)        583,064               -      (9,150,034)
Provision for income taxes......................................         (200,000)        200,000               -               -
                                                                    -------------  --------------  --------------  --------------
Income (loss) from operations before equity in net income
   of subsidiaries..............................................       (9,533,098)        383,064               -      (9,150,034)
Equity in net income  of subsidiaries...........................          383,064               -        (383,064)              -
                                                                    -------------  --------------  --------------  --------------
Net income (loss)...............................................    $  (9,150,034) $      383,064  $     (383,064) $   (9,150,034)
                                                                     ============   =============   =============  ==============

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000


                                                                      TRI-UNION       TRI-UNION
                                                                     DEVELOPMENT      OPERATING     ELIMINATIONS    CONSOLIDATED
                                                                   --------------  --------------   ------------    ------------
Revenues and other:
   Oil and natural gas revenues.................................   $   71,388,500  $    2,063,554  $            -   $  73,452,054

   Gain on marketable securities................................          995,180               -                         995,180
   Other........................................................          125,591         (33,429)        (63,758)         28,404
                                                                    -------------  --------------  --------------  --------------
         Total revenues and other...............................       72,509,271       2,030,125         (63,758)     74,475,638
                                                                    -------------  --------------  --------------  --------------

Expenses:
   Lease operating expense......................................       20,919,593         279,267      (1,713,501)     19,485,359
   Workover expense.............................................        6,640,123           8,951               -       6,649,074
   Production taxes.............................................        1,967,460             882               -       1,968,342
   Depreciation, depletion and amortization.....................       13,246,074         260,403               -      13,506,477
   General and administrative...................................        2,433,521         245,094       1,649,743       4,328,358
   Interest expense.............................................       12,757,863               -               -      12,757,863
                                                                    -------------  --------------  --------------  --------------
         Total expenses.........................................       57,964,634         794,597         (63,758)     58,695,473
                                                                    -------------  --------------  --------------  --------------

Income before reorganization costs income taxes.................       14,544,637       1,235,528               -      15,780,165
Reorganization costs............................................       21,487,191               -               -      21,487,191
                                                                    -------------  --------------  --------------  --------------
Income (loss) before income taxes...............................       (6,942,554)      1,235,528               -      (5,707,026)
Provision for income taxes......................................           79,000               -               -          79,000
                                                                    -------------  --------------  --------------  --------------
Income (loss) from operations before equity in net income
   of subsidiaries..............................................       (7,021,554)      1,235,528               -      (5,786,026)
Equity in net income of subsidiaries............................        1,235,528               -      (1,235,528)              -
                                                                    -------------  --------------  --------------  --------------
Net income (loss)...............................................    $  (5,786,026) $    1,235,528  $   (1,235,528) $   (5,786,026)

                                                                     ============   =============   =============  ==============

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001


                                                                      TRI-UNION       TRI-UNION
                                                                     DEVELOPMENT      OPERATING     ELIMINATIONS    CONSOLIDATED
                                                                   --------------  --------------  -------------    ------------
Revenues and other:
   Oil and natural gas revenues.................................   $   77,845,271  $    2,671,004  $            -  $   80,516,275

   Loss on marketable securities................................         (556,735)              -               -        (556,735)
   Gain on derivative contract..................................       12,498,944               -               -      12,498,944
   Other........................................................          838,675          86,451        (144,159)        780,967
                                                                    -------------  --------------  --------------  --------------
         Total revenues and other...............................       90,626,155       2,757,455        (144,159)     93,238,451
                                                                    -------------  --------------  --------------  --------------

Expenses:
   Lease operating expense......................................       21,427,118         261,348      (1,740,494)     19,947,972
   Workover expense.............................................        5,900,236          16,120               -       5,916,356
   Production taxes.............................................        1,739,737             425               -       1,740,162
   Depreciation, depletion and amortization.....................       11,851,138         337,703               -      12,188,841
   General and administrative...................................        5,043,117         333,092       1,596,335       6,972,544
   Interest expense.............................................       21,144,957               -               -      21,144,957
                                                                    -------------  --------------  --------------  --------------
         Total expenses.........................................       67,106,303         948,688        (144,159)     67,910,832
                                                                    -------------  --------------  --------------  --------------

Income before reorganization costs income taxes.................       23,519,852       1,808,767               -      25,328,619
Reorganization costs............................................        8,834,468               -               -       8,834,468
                                                                    -------------  --------------  --------------  --------------
Income (loss) before income taxes...............................       14,685,384       1,808,767               -      16,494,151
Provision for income taxes......................................                -               -               -               -
                                                                    -------------  --------------  --------------  --------------
Income from operations before equity in net income
   of subsidiaries..............................................       14,685,384       1,808,767               -      16,494,151
Equity in net income of subsidiaries............................        1,808,767               -      (1,808,767)              -
                                                                    -------------  --------------  --------------  --------------
Net income......................................................    $  16,494,151  $    1,808,767  $   (1,808,767) $   16,494,151
                                                                     ============   =============   =============  ==============

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                      TRI-UNION       TRI-UNION
                                                                     DEVELOPMENT      OPERATING     ELIMINATIONS    CONSOLIDATED
                                                                     -----------    -----------     ------------    ------------
Cash flows from operating activities:
   Net income (loss)............................................   $   (9,150,034) $      383,064  $    (383,064)   $  (9,150,034)

   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Equity in undistributed income (loss) of subsidiaries....         (383,064)              -         383,064               -
       Depletion, depreciation and amortization.................       11,040,035               -               -      11,040,035
       Accretion of bond interest income........................         (219,478)              -               -        (219,478)
       Changes in assets and liabilities:
          Accounts receivable...................................       (3,055,940)        (29,373)              -      (3,085,313)
          Prepaid expenses......................................         (239,304)              -               -        (239,304)
          Receivable from affiliates............................         (547,636)       (204,918)              -        (752,554)
          Accounts payable and accrued liabilities..............       14,533,594              50               -      14,533,644
                                                                    -------------  --------------  --------------  --------------
Net cash provided by operating activities.......................       11,978,173         148,823               -      12,126,996
Cash flows from investing activities:
   Purchase of marketable securities............................         (232,268)              -               -        (232,268)
   Additions to oil and natural gas properties..................      (13,574,973)          2,529               -     (13,572,444)
   Purchase of furniture, fixtures and equipment................          (45,017)          4,832               -         (40,185)
   Proceeds from disposal of equipment..........................                -           4,059               -           4,059
   Proceeds from sales of oil and natural gas properties........        2,262,300               -               -       2,262,300
   Purchase of restricted cash and bonds........................       (3,664,957)              -               -      (3,664,957)
   Proceeds from restricted marketable securities...............        3,300,000               -               -       3,300,000
                                                                    -------------  --------------  --------------  --------------
Net cash provided by (used in) investing activities.............      (11,954,915)         11,420               -     (11,943,495)
Cash flows from financing activities:
   Payments of long-term debt...................................         (300,000)              -               -        (300,000)
   Payments of loan fees........................................          (20,927)              -               -         (20,927)
   Increase in notes payable....................................          278,613               -               -         278,613
                                                                    -------------  --------------  --------------  --------------
Net cash used in financing activities...........................          (42,314)              -               -         (42,314)
                                                                    -------------  --------------  --------------  -------------
Net increase (decrease) in cash and cash equivalents............          (19,056)        160,243               -         141,187
Cash and cash equivalents - beginning of year...................        2,430,899         241,910               -       2,672,809
                                                                    -------------  --------------  --------------  --------------
Cash and cash equivalents - end of year.........................    $   2,411,843  $      402,153  $            -  $    2,813,996
                                                                    =============  ==============  ==============  ==============

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                      TRI-UNION       TRI-UNION
                                                                     DEVELOPMENT      OPERATING     ELIMINATIONS    CONSOLIDATED
                                                                   --------------  --------------  --------------  -------------
Cash flows from operating activities:
   Net income (loss)............................................   $   (5,786,026) $    1,235,528  $   (1,235,528)  $  (5,786,026)

   Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
       Equity in undistributed income (loss) of subsidiaries....       (1,235,528)              -       1,235,528               -
       Depletion, depreciation and amortization.................       13,246,074         260,403               -      13,506,477
       Gain on sale of marketable securities....................         (995,179)              -               -        (995,179)
       Accretion of bond interest income........................         (138,040)              -               -        (138,040)
       Reorganization items.....................................       21,487,191               -               -      21,487,191
       Changes in assets and liabilities
          Accounts receivable...................................      (15,411,221)       (236,683)        258,546     (15,389,358)
          Prepaid expenses......................................         (219,923)       (365,965)              -        (585,888)
          Receivable from affiliates............................        1,030,793        (827,722)              -         203,071
          Accounts payable and accrued liabilities..............       12,548,899          56,216        (258,546)     12,346,569
          Pre-petition liabilities subject to compromise........       18,043,910               -               -      18,043,910
                                                                    -------------  --------------  --------------  --------------
Net cash provided by operating activities before
   Reorganization items.........................................       42,570,950         121,777               -      42,692,727

Operating cash flows from reorganization items:
   Bankruptcy related professional fees paid....................       (2,536,788)              -               -      (2,536,788)
   Interest earned during bankruptcy............................          538,841               -               -         538,841
                                                                    -------------  --------------  --------------  --------------
   Net cash used in reorganization items........................       (1,997,947)              -               -      (1,997,947)
                                                                    -------------  --------------  --------------  --------------
   Net cash provided by operating activities....................       40,573,003         121,777               -      40,694,780

Cash flows from investing activities:
   Purchase of marketable securities............................       (1,118,069)              -               -      (1,118,069)
   Proceeds from sales of marketable securities.................        1,874,245               -               -       1,874,245
   Additions to oil and natural gas properties..................      (10,241,037)       (636,620)              -     (10,877,657)
   Purchase of furniture, fixtures and equipment................          (31,280)              -               -         (31,280)
   Proceeds from sales of oil and natural gas properties........          389,971               -               -         389,971
   Purchase of restricted cash and bonds........................         (355,000)              -               -        (355,000)
                                                                    -------------- --------------  --------------  --------------

   Net cash used in investing activities........................       (9,481,170)       (636,620)              -     (10,117,790)
Cash flows from financing activities:
   Payments of long-term debt...................................         (376,500)              -               -        (376,500)
   Decrease in notes payable....................................          (24,547)              -               -         (24,547)
                                                                    -------------  --------------  --------------  --------------

              Net cash used in financing activities.............         (401,047)              -               -        (401,047)
                                                                    -------------  --------------  --------------  --------------
Net increase (decrease) in cash and cash equivalents............       30,690,786        (514,843)              -      30,175,943
Cash and cash equivalents - beginning of year...................        2,411,843         402,153               -       2,813,996
                                                                    -------------  --------------  --------------  --------------
Cash and cash equivalents - end of year.........................    $  33,102,629  $     (112,690) $            -  $   32,989,939
                                                                    =============  ==============  ==============  ==============

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                      TRI-UNION       TRI-UNION
                                                                     DEVELOPMENT      OPERATING     ELIMINATIONS    CONSOLIDATED
                                                                   --------------  --------------  -------------   --------------
Cash flows from operating activities:
   Net income...................................................   $   16,494,151  $    1,808,767  $   (1,808,767)  $  16,494,151
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Equity in undistributed income (loss) of subsidiaries....       (1,808,767)              -       1,808,767               -
       Depletion, depreciation and amortization.................       11,851,138         337,703               -      12,188,841
       Amortization of bond discount............................        3,922,434               -               -       3,922,434
       Amortization of deferred loan costs......................        3,208,151               -               -       3,208,151
       Loss on sale of marketable securities....................          556,735               -               -         556,735
       Accretion of bond interest income........................         (123,471)              -               -        (123,471)
       Gain on sale of equipment................................           (4,961)              -               -          (4,961)
       Reorganization items.....................................        8,834,468               -               -       8,834,468
       Gain on derivative contracts.............................      (12,498,944)              -               -     (12,498,944)
       Changes in assets and liabilities:
          Restricted cash.......................................       (8,904,566)        (25,000)              -      (8,929,566)
          Accounts receivable...................................       10,361,868         324,966               -      10,686,834
          Prepaid expenses......................................         (813,613)        365,683               -        (447,930)
          Receivable from affiliates............................        2,270,853      (2,272,480)              -          (1,627)
          Accounts payable and accrued liabilities..............      (11,153,577)         (9,512)              -     (11,163,089)
          Accounts payable subject to negotiation...............        5,133,667               -               -       5,133,667
          Pre-petition liabilities subject to compromise........      (44,242,040)              -               -     (44,242,040)
                                                                    -------------  --------------  --------------  -------------
Net cash provided by (used in) operating activities before
   Reorganization items.........................................      (16,916,474)        530,127               -     (16,386,347)

Operating cash flows from reorganization items:
   Bankruptcy related professional fees paid....................       (6,161,956)              -               -      (6,161,956)
   Interest earned during bankruptcy............................          945,722               -               -         945,722
                                                                    -------------  --------------  --------------  --------------
   Net cash used in reorganization items........................       (5,216,234)              -               -      (5,216,234)
                                                                    -------------  --------------  --------------  --------------
       Net cash provided by (used in) operating activities......      (22,132,708)        530,127               -     (21,602,581)

Cash flows from investing activities:
   Purchase of marketable securities............................         (742,910)              -               -        (742,910)
   Proceeds from sales of marketable securities.................          555,964               -               -         555,964
   Additions to oil and natural gas properties..................      (13,538,773)        (58,752)              -     (13,597,525)
   Purchase of furniture, fixtures and equipment................         (998,172)       (194,250)              -      (1,192,422)
   Proceeds from disposal of equipment..........................           18,503               -               -          18,503
   Proceeds from sales of oil and natural gas properties........        2,225,529               -               -       2,225,529
   Purchase of restricted cash and bonds........................         (427,717)              -               -        (427,717)
                                                                    -------------  --------------  --------------  -------------
       Net cash used in investing activities....................      (12,907,576)       (253,002)              -     (13,160,578)
Cash flows from financing activities:
   Proceeds from unit offering..................................      113,444,294               -               -     113,444,294
   Payments of long-term debt...................................     (104,323,500)              -               -    (104,323,500)
   Payment of loan fees.........................................       (3,215,024)              -               -      (3,215,024)
   Decrease in notes payable....................................          631,995               -               -         631,995
                                                                    -------------  --------------  --------------  --------------
              Net cash provided by financing activities.........        6,537,765               -               -       6,537,765
                                                                    -------------  --------------  --------------  --------------
Net increase (decrease) in cash and cash equivalents............      (28,502,519)        277,125               -     (28,225,394)
Cash and cash equivalents - beginning of year...................       33,102,629        (112,690)              -      32,989,939
                                                                    -------------  --------------  --------------  --------------
Cash and cash equivalents - end of year.........................    $   4,600,110  $      164,435  $            -  $    4,764,545
                                                                    =============  ==============  ==============  ==============

NOTE 18 - QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly results of the Company's operations for the years ended December 31, 2000 and 2001 (in thousands, except per share data):

                                                  1st               2nd               3rd              4th              Full
Year Ended 2000:                                Quarter           Quarter           Quarter          Quarter            Year
---------------                             --------------    --------------    --------------   --------------    --------------
Revenues..................................  $       13,013    $       14,496    $       22,392   $       24,575         $  74,476

Expenses..................................          12,612            11,175            16,748           18,160            58,695

Net income (loss).........................              (2)            2,809             4,734          (13,327)           (5,786)

Net income (loss) per common
   share - basic and assuming
   dilution...............................  $        (0.01)   $        11.79    $        19.86   $       (55.92)        $  (24.28)



                                                  1st               2nd               3rd              4th              Full
Year Ended 2001:                                Quarter           Quarter         Quarter (a)        Quarter            Year
---------------                             --------------    --------------    --------------   --------------    --------------

Revenues..................................  $       32,139    $       26,594    $       21,549   $       12,957      $     93,239

Expenses..................................          16,335            15,515            17,847           18,214            67,911

Net income (loss).........................          14,781             4,400             2,454           (5,140)           16,494

Net income (loss) per common
   share - basic and assuming
   dilution...............................  $        62.02    $        17.44    $         5.66   $       (11.86)     $      48.01


(a) Net income for the quarter ended September 30, 2001 has been reduced by $737,022 as a result of a change in our original estimate of the loss associated with the rejection of a fixed-price physical delivery contract during our bankruptcy proceeding. Additional information became available to us subsequent to the filing of our report on Form 10Q at September 30, 2001. Net income per common share was reduced by $1.70 per share as a result of this change in estimate.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------

2.1 Debtor's First Amended Plan of Reorganization approved on May 23, 2001 by the United States Bankruptcy Court for the Southern District of
         Texas, Houston Division (1)

2.2      Agreement and Plan of Merger between Tribo Petroleum Corporation and
         Tri-Union Development Corporation, dated July 27, 2001 (1)

3.1      Restated Articles of Incorporation for Tri-Union Development
         Corporation, as amended through July 2001. (1)

3.2 By-laws of Tri-Union Development Corporation as amended and restated through June 18, 2001. (1)

3.3 Certificate of Incorporation for Tri-Union Operating Company dated as of November 1, 1974, as amended through May 30, 1996 (1)

3.4 By-laws of Tri-Union Operating Company as amended and restated through June 18, 2001. (1)

4.1      Indenture Agreement by and between Tri-Union Development Corporation, as Issuer, Tribo Petroleum Corporation, as Parent Guarantor, and
         Firstar Bank, National Association, as Trustee, dated June 18, 2001.
         (1)

4.2      Purchase Agreement between Tribo Petroleum Corporation, Tri-Union
         Development Corporation, Tri-Union Operating Company and Jefferies &
         Company, Inc., dated June 18, 2001. (1)

4.3      Registration Rights Agreement by and among Tri-Union Development
         Corporation, Tri-Union Operating Company, Tribo Petroleum Corporation and Jefferies & Company, Inc., dated June 18, 2001. (1)

4.4      Equity Registration Rights Agreement by and between Tribo Petroleum
         Corporation and Jefferies & Company, Inc., dated June 18, 2001. (1)

4.5      Intercreditor and Collateral Agency Agreement among Tri-Union
         Development Corporation, Tribo Petroleum Corporation, Tri-Union
         Operating Company and Wells Fargo Bank Minnesota, National Association, as Collateral Agent, and Firstar Bank, National Association, as
         Trustee, dated June 18, 2001. (1)

4.6      Pledge and Collateral Account Agreement among Wells Fargo Bank
         Minnesota, National Association, as Collateral Agent, Tribo Petroleum
         Corporation, Tri-Union Development Corporation and Tri-Union Operating
         Company, as Obligors, dated June 18, 2001. (1)

4.7 Mortgage, Deed of Trust, assignment of Production, Security Agreement and Financing Statement of Tri-Union Development Corporation, dated
         June 18, 2001. (1)

10.1     Amended and Restated Lease Agreement between Tribo Production Company,
         Ltd. and Tri-Union Development Corporation, dated June 18, 2001. (1)

10.2     ISDA Master Agreement by and between Bank of America, N.A. and
         Tri-Union Development Corporation, dated June 18, 2001. (1)

16.1     Letter of Hidalgo, Banfill, Zlotnik & Kermali, P.C. (1)

21.1     Subsidiaries of Registrant. (1)

23.1*    Consent of BDO Seidman, LLP.

23.2*    Consent of Hidlago, Banfill, Zlotnik & Kermali, P.C.

23.3*    Consent of DeGolyer and MacNaughton., Inc.

23.4*    Consent of Huddleston & Co., Inc.

* Filed herewith

(1) Incorporation by reference to the comparably numbered Exhibit to the Registration Statement on Form S-4 filed by the Issuer November 2, 2001.