Form 10-Q/A
period 2001-09-30
TRI UNION DEVELOPMENT CORP
filed 2002-04-11
CIK 1145076

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                   AMENDMENT 1

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

yes  [ ]      no    [x]

AS OF NOVEMBER 13, 2001 THERE WERE 368,333 SHARES OF CLASS A COMMON STOCK, PAR VALUE $0.01 PER SHARE AND 65,000 SHARES OF CLASS B COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING


--------------------------------------------------------------------------------

                        TRI-UNION DEVELOPMENT CORPORATION
                     (formerly Tribo Petroleum Corporation)

                         INDEX TO FINANCIAL INFORMATION



Part I. Financial Information

         Item 1.    Financial Statements

                    Consolidated Statements of Income and Comprehensive Income for the
                    Three and Nine Months Ended September 30, 2001 and 2000 (unaudited)...........................4

                    Consolidated Balance Sheets at September  30, 2001 (unaudited) and
                    December 31, 2000 (audited)...................................................................5

                    Consolidated Statements of Cash Flows for the Nine Months Ended
                    September  30, 2001 and 2000 (unaudited)......................................................6

                    Notes to Consolidated Financial Statements (unaudited)........................................7

         Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations........................................................................11

         Item 3.    Quantitative and Qualitative Disclosure about Market Risk....................................20

Part II. Other Information

         Item 1.    Legal Proceedings............................................................................21

Signature  ......................................................................................................23

Explanatory Note:

This amendment to Tri-Union Union Development Corporation's (formerly Tribo Petroleum Corporation) quarterly report on Form 10-Q/A for the three and nine month periods ended September 30, 2001 is being filed for the purpose of amending and restating Items 1 and 2 of Part I of our original Form 10-Q to reflect the restatement of our consolidated financial statements. This restatement relates to a change in our original estimate of the reorganization costs incurred as a result of the rejection of a fixed-price physical delivery contract. We have made no further changes to the previously filed Form 10-Q. All information in this Form 10-Q/A is as of September 30, 2001 and does not reflect any subsequent information or events other than the aforementioned restatement.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                       -----------------------------  -----------------------------
                                                             Three Months Ended            Nine Months Ended
                                                                September 30,                 September 30,
                                                       -----------------------------  -----------------------------
                                                            2001           2000            2001           2000
                                                       --------------  -------------  -------------  --------------
                                                         (Restated)                     (Restated)
                                                          (Note 2)                       (Note 2)
Revenues and other:
   Oil and gas sales                                      $13,398,527   $ 22,267,327   $ 68,065,015    $ 48,454,590
   Gain (loss) on marketable securities                     (139,556)         76,972       (556,735)        979,667
   Gain on derivatives contract                             8,365,229              -     11,951,855               -
   Other (loss) income                                       (74,846)         47,367        822,076         466,674
                                                       -------------    ------------   ------------    ------------
     Total revenues and other                              21,549,354     22,391,666     80,282,211      49,900,931

Expenses:
   Lease operating expense                                  4,607,123      5,436,034     15,087,552      12,240,176
   Workover expense                                           884,596      2,662,926      4,224,725       4,359,824
   Production taxes                                           327,232        592,635      1,668,808       1,305,076
   Depreciation, depletion and amortization                 3,147,998      3,584,641     10,410,040       8,978,962
   General and administrative expenses                      1,350,751      1,115,201      4,499,985       3,562,075
                                                       --------------   ------------   ------------    ------------
                                                           10,317,700     13,391,437     35,891,110      30,446,113
                                                       --------------   ------------   ------------    ------------
     Income from operations                                11,231,654      9,000,229     44,391,101      19,454,818
                                                       --------------   ------------   ------------    ------------
Interest expense                                            7,529,222      3,355,539     13,805,472      10,088,789
                                                       --------------   ------------   ------------    ------------
     Income before reorganization costs and
       income taxes                                         3,702,432      5,644,690     30,585,629       9,366,029
Reorganization costs (1)                                    1,427,480        910,217      8,738,588       1,825,026
                                                       --------------   ------------   ------------    ------------
   Income before income taxes                               2,274,952      4,734,473     21,847,041       7,541,003
Provision (benefit) for income taxes                        (178,798)             -        212,644               -
                                                       -------------    ------------   ------------    ------------
   Net income (1)                                           2,453,750      4,734,473     21,634,397       7,541,003
Other comprehensive income:
   Unrealized gains on available-for-sale securities                -              -              -         (1,803)
                                                       --------------   ------------   ------------    -----------
Comprehensive income                                   $    2,453,750   $  4,734,473   $ 21,634,397    $  7,539,200
                                                       ==============   ============   ============    ============

Net income per share - basic and diluted (1)           $         5.66  $      19.86    $      69.05    $      31.63
                                                       ==============  ============    ============  ==============

Weighted average shares outstanding - basic
   and diluted                                                433.333       238,333         313,333         238,333
                                                       ==============  ============    ============  ==============

(1) Net income for the three and nine months ended September 30, 2001 has been reduced by $737,022 as a result of a change in our original estimate of the loss associated with the rejection of a fixed-price physical delivery contract during our bankruptcy proceeding classified as a component of reorganization costs. The change in estimate resulted from additional information, which became available to us subsequent to the filing of our report on Form 10-Q at September 30, 2001. Net income per common share for the three and nine months ended September 30, 2001 was reduced by $1.70 and $2.35 per share, respectively, as a result of this change in estimate. See note 2 of the Notes to Consolidated Financial Statements.











              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)
                           CONSOLIDATED BALANCE SHEETS

                                                                               September  30,       December 31,
                                                                                    2001                2000
                                                                                 (unaudited)          (audited)
                                                                             ------------------  ------------------
                                                                                 (Restated)
ASSETS                                                                            (Note 2)
Current assets:
   Cash and cash equivalents                                                 $       11,541,092  $       32,989,939
   Restricted cash                                                                    9,497,992                   -
   Accounts receivable, net of allowance for doubtful accounts of
     $336,668 and $351,505                                                           17,743,751          24,281,409
   Marketable securities                                                                      -             472,248
   Prepaid expenses and other                                                         1,506,260           1,777,763
   Derivatives contract                                                               8,265,100                   -
                                                                             ------------------  ------------------
     Total current assets                                                            48,554,195          59,521,359

Oil and natural gas properties                                                      133,507,386         126,178,261
Accumulated depletion                                                              (49,256,614)        (39,045,538)
                                                                             ------------------  -----------------
   Oil and natural gas properties, net                                               84,250,772          87,132,723

Other property and equipment                                                          1,473,048             477,951
Accumulated depreciation                                                              (385,175)           (302,430)
                                                                             ------------------  -----------------
   Other property and equipment, net                                                  1,087,873             175,521

Other assets:
   Restricted cash and bonds                                                          5,151,083           4,674,645
   Loan costs, net                                                                   18,289,610              99,700
   Receivable from affiliate, net                                                         9,717             989,866
   Derivatives contract                                                               3,686,755                   -
                                                                             ------------------  ------------------
     Total other assets                                                              27,137,165           5,764,211
                                                                             ------------------  ------------------
Total assets                                                                 $      161,030,005  $      152,593,814
                                                                             ==================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) Liabilities not subject to compromise:
   Current liabilities
     Accounts payable and accrued liabilities                                $       26,233,974  $       26,609,284
     Accounts payable subject to renegotiation                                        5,929,172                   -
     Accrued interest                                                                 4,739,583           7,224,477
     Notes payable                                                                            -             333,880
     Current maturities of senior secured notes                                      20,000,000                   -
                                                                             ------------------  ------------------
       Total current liabilities                                                     56,902,729          34,167,641

Pre-petition liabilities:
   Accounts payable and accrued liabilities                                                   -          38,015,232
   Accrued interest                                                                           -           6,226,808
   Note payable in default                                                                    -         104,323,500
                                                                             ------------------  ------------------
     Total pre-petition liabilities subject to compromise                                     -         148,565,540

Senior secured notes                                                                 87,369,964                   -
                                                                             ------------------  ------------------
   Total liabilities                                                                144,272,693         182,733,181

Stockholders' equity (deficit):
   Class A common stock, $0.01 par value, 445,000 shares authorized;
     368,333 and 238,333 shares issued and outstanding                                    3,683               2,383
   Class B common stock, $0.01 par value, 65,000 shares authorized;
     65,000 and none issued and outstanding                                                 650                   -
   Additional-paid-in-capital                                                        25,260,332                   -
   Accumulated deficit                                                              (8,507,353)        (30,141,750)
                                                                             -----------------   -----------------
     Total stockholders' equity (deficit)                                            16,757,312        (30,139,367)
                                                                             ------------------  -----------------
   Total liabilities and stockholders' equity (deficit)                      $      161,030,005  $      152,593,814
                                                                             ==================  ==================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Nine Month Periods Ended
                                                                             --------------------------------------
                                                                                September 30,       September 30,
                                                                                    2001                2000
                                                                             ------------------  ------------------
                                                                                 (Restated)
                                                                                  (Note 2)
Cash flows from operating activities:
   Net income                                                                $       21,634,397  $        7,541,003
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
       Depreciation, depletion and amortization                                      10,410,040           8,978,962
       Amortization of bond discount                                                  2,119,964                   -
       Amortization of debt issuance costs                                            1,713,356                   -
       Loss (gain) on sale of marketable securities                                     556,735            (979,667)
       Accretion of bond interest                                                       (48,721)           (129,764)
       Loss on sale of equipment                                                          7,042                   -
       Reorganization costs                                                           8,738,588           1,825,026
       Gain on derivatives contract                                                 (11,951,855)                  -
   Changes in assets and liabilities:
     Deposit of restricted cash                                                      (9,497,992)                  -
     Accounts receivable                                                              6,537,658          (2,896,506)
     Prepaid expenses and other                                                         271,503          (1,424,677)
     Receivable from affiliate                                                           92,313             230,543
     Accounts payable and accrued liabilities                                        (4,250,915)         15,605,302
     Accounts payable subject to renegotiation                                        5,929,172                   -
     Pre-petition liabilities subject to compromise                                 (44,242,039)         (1,424,676)
                                                                             ------------------  ------------------
   Net cash (used in) provided by operating activities before
     reorganization items                                                           (11,980,753)         27,325,546

Operating cash flows from reorganization items:
   Bankruptcy related professional fees paid                                         (6,205,694)         (1,133,856)
   Interest earned during bankruptcy                                                    945,722             288,841
                                                                             ------------------  ------------------
     Net cash used in reorganization items                                           (5,259,972)           (845,015)
                                                                             ------------------  ------------------
       Net cash (used in) provided by operating activities                          (17,240,725)         26,480,531

Cash flows from investing activities:
   Purchase of marketable securities                                                   (742,909)           (796,522)
   Proceeds from sale of marketable securities                                          555,964           1,872,815
   Additions to oil and natural gas properties                                      (10,652,235)         (9,551,248)
   Purchase of furniture, fixtures and equipment                                     (1,025,190)            (28,883)
   Proceeds from disposal of equipment                                                    6,500                   -
   Proceeds from sales of oil and natural gas properties                              2,225,529             389,971
   Purchase of restricted cash and bonds                                               (427,717)           (255,000)
                                                                             ------------------  ------------------
     Net cash used in investing activities                                          (10,060,058)         (8,368,867)

Cash flows from financing activities:
   Proceeds from long-term debt                                                     113,444,294                   -
   Payments of long-term debt                                                      (104,323,500)           (381,500)
   Payment of loan fees                                                              (2,934,978)                  -
   Decrease in notes payable                                                           (333,880)           (358,429)
                                                                             ------------------  ------------------
     Net cash provided by (used in) financing activities                              5,851,936            (739,929)

Net increase (decrease) in cash and cash equivalents                                (21,448,847)         17,371,735
Cash and cash equivalents - beginning of period                                      32,989,939           2,813,996
                                                                             ------------------  ------------------
Cash and cash equivalents - end of period                                    $       11,541,092  $       20,185,731
                                                                             ==================  ==================

Supplemental Disclosures of Cash Flow Information:
   Interest paid                                                             $       19,525,512  $        2,739,520
Non-cash transactions:
   Transfer of long-term debt to pre-petition liabilities subject
     to compromise                                                                            -         104,700,000
   Issuance of Class B common stock                                                  11,000,000
   Discount on units offering                                                       (24,750,000)                  -
   Transfer of oil and natural gas properties to affiliate                            1,097,611                   -



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

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

         During our bankruptcy, the court approved a motion to reject a fixed-price physical delivery contract. A claim was filed by the damaged party resulting in the recording of an estimated liability of $17,559,272 to reorganization costs. Subsequent to the filing of our original report on Form 10-Q for the quarter ended September 30, 2001, additional information became available to us which resulted in a $737,022 increase to the original estimate. The effects of the adjustment to the Company's Consolidated Statement of income and Comprehensive Income for the three and nine months ended September 30, 2001 are as follows:

         1)       An increase of reorganization costs of $737,022,

         2)       A reduction of net income of $737,022, and

         3) A reduction of net income per common share, basic and diluted of $1.70 and $2.35 for the three and nine months ended September 30, 2001, respectively.

         The significant effects of the adjustment on the accompanying consolidated financial statements from the amounts previously reported are summarized as follows:

                                                             Three Months Ended            Nine Months Ended
                                                             September 30, 2001            September 30, 2001
                                                       -----------------------------  -----------------------------
                                                         Previously         As          Previously         As
                                                          Reported        Amended        Reported        Amended
                                                       --------------  -------------  -------------  --------------
   Reorganization costs                                $      690,458  $   1,427,480  $   8,001,566  $    8,738,588

   Net income                                               3,190,772      2,453,750     22,371,419      21,634,397

   Net income per share - basic and diluted                      7.36           5.66          71.40           69.05

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 4 -- 2001 EVENTS

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

NOTE 5 - RESTRICTED CASH

         Restricted cash recorded as current assets represents amounts deposited into escrow as required by our plan of reorganization to satisfy the payment in full of all remaining disputed pre-petition claims.

         Restricted cash recorded as other assets represent funds, which are pledged or are held in trust for the satisfaction of regulatory operating deposits and performance bonds.

NOTE 6 - DERIVATIVES CONTRACT

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

NOTE 7 - EARNINGS PER SHARE

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

NOTE 8 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Restatement of Financial Statements. During our bankruptcy, the court approved a motion to reject a fixed-price physical delivery contract. A claim was filed by the damaged party resulting in the recording of an estimated liability of $17,559,272 to reorganization costs. Subsequent to the filing of our original report on Form 10-Q for the quarter ended September 30, 2001, additional information became available to us which resulted in a $737,022 increase to the original estimate.

         The following discussion of our results of operations and financial condition includes the restated results of operations and financial condition of our former parent for periods presented prior to July 27, 2001, our subsidiary and us on a consolidated basis. Our consolidated financial statements and the related notes contain additional detailed information that should be referred to when reviewing this material.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

         For the three months ended September 30, 2001, consolidated net income was $2,453,750, a 48% decrease over consolidated net income of $4,734,473 for the three months ended September 30, 2000.

         Earnings before interest, taxes, depreciation, amortization, gains or losses on derivative contracts, and reorganization costs was $6,014,423 for the three months ended September 30, 2001 as compared to $12,584,870 for the three months ended September 30, 2000.

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

                                                                For the Three Months Ended September 30,
                                                              --------------------------------------------
                                                                   2000           2001         % Change
                                                              -------------  -------------   -------------
         Oil production volumes (Mbbls)                                 387            302       -22%
         Gas production volumes (Mmcf)                                2,115          1,576       -26%
              Total (Mmcfe)                                           4,439          3,388       -24%

         Average oil price (per Bbl)                                 $29.66         $24.04       -19%
         Average gas price (per Mcf)                                  $5.10          $3.89       -24%
              Average price (per Mcfe)                                $5.02          $3.95       -21%

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

         GENERAL AND ADMINISTRATIVE EXPENSE ("G&A"): G&A increased $235,550, or 21%, to $1,350,191 for the three months ended September 30, 2001 from $1,115,201 for the three months ended September 30, 2000. G&A was $0.40 per Mcfe for the three months ended September 30, 2001, an increase of 59% from $0.25 per Mcfe for the three months ended September 30, 2000. The increase was primarily the result of an increase in legal fees incurred and an increase in salary and director fee expenses incurred during the three-month period ended September 30, 2001.

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

         REORGANIZATION COSTS: TDC filed a voluntary petition for relief under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division on March 14, 2000. As a result, we incurred certain reorganization costs totaling $1,427,480 for the three months ended September 30, 2001, a 57% increase from $910,217 for the three months ended September 30, 2000. These reorganization costs consist of the following:

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

         The following table summarizes our reorganization costs incurred:

                                                                       Three Months Ended September 30,
                                                                  ------------------------------------------
                                                                           2000                2001
                                                                  --------------------  --------------------
         Professional fees and other                              $          1,157,404  $            245,147
         Interest and amounts paid to creditors                                      -             1,079,880
         Satisfaction of certain related party
              transactions                                                           -               102,453
         Interest income                                          (            247,187)                    -
                                                                  --------------------  --------------------
              Total reorganization costs                          $            910,217  $          1,427,480
                                                                  ====================  ====================

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

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

         For the nine months ended September 30, 2001, consolidated net income was $21,634,397, a 187% improvement over consolidated net income of $7,541,003 for the nine months ended September 30, 2000.

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

                                                                 For the Nine Months Ended September 30,
                                                              --------------------------------------------
                                                                   2000           2001         % Change
                                                              -------------  -------------   -------------
         Oil production volumes (Mbbls)                                 927            994         7%
         Gas production volumes (Mmcf)                                5,528          6,191        12%
              Total (Mmcfe)                                          11,092         12,155        10%

         Average oil price (per Bbl)                                 $29.60         $26.19       -12%
         Average gas price (per Mcf)                                  $3.80          $6.79        79%
              Average price (per Mcfe)                                $4.37          $5.60        28%

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

         OTHER INCOME. Other income increased $355,402 or 76%, to $822,076 for the nine months ended September 30, 2001 from $466,674 for the nine months ended September 30, 2000. The increase was primarily the result of the sale of emission reduction credits from our Hastings Field. This increase was partially offset by a loss on the sale of zero coupon U.S. Treasury bonds which had a maturity of 2019, held in trust and pledged to the Minerals Management Service ("MMS") for the plugging and abandonment of certain wells and the decommissioning of offshore platforms. The sale of these bonds was necessary as a result of a change in MMS collateral requirements.

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

         GENERAL AND ADMINISTRATIVE EXPENSE ("G&A"): G&A increased $937,910, or 26%, to $4,499,985 for the nine months ended September 30, 2001 from $3,562,075 for the nine months ended September 30, 2000. G&A was $0.37 per Mcfe for the nine months ended September 30, 2001, an increase of 15% from $0.32 per Mcfe for the nine months ended September 30, 2000. The increase was primarily the result of an increase in legal fees incurred and an increase in salary and director fee expenses incurred during the first nine months of 2001.

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

         REORGANIZATION COSTS: TDC filed a voluntary petition for relief under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division on March 14, 2000. As a result, we incurred certain reorganization costs totaling $8,738,588 for the nine months ended September 30, 2001, a 379% increase from $1,825,026 for the nine months ended September 30, 2000. These reorganization costs consist of the following:

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

The following table summarizes our reorganization costs incurred:

                                                                        Nine Months Ended September 30,
                                                                  ------------------------------------------
                                                                           2000                2001
                                                                  --------------------  --------------------
         Professional fees and other                              $          2,113,867  $          2,825,602
         Retention bonus                                                             -               301,740
         Additional bank and refinancing charges                                     -             1,754,750
         Interest and amounts paid to creditors                                      -             2,816,774
         Satisfaction of certain related party
              transactions                                                           -             1,985,442
         Interest income                                          (            288,841) (            945,722)
                                                                  --------------------  --------------------
              Total reorganization costs                          $          1,825,026  $          8,738,588
                                                                  ====================  ====================

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

         Net cash used by operating activities before reorganization items was $11,980,753 for the nine months ended September 30, 2001. The increase is the result of a decrease in accounts payable, accounts receivables and prepaid expenses for the nine months ended September 30, 2001. Additionally, we have $9,497,992 deposited into restricted cash as required by our plan of reorganization to satisfy the payment in full of all remaining disputed pre-petition claims. These uses of cash were partially offset by an increase in net income of $21,634,397 after reorganization costs of $8,738,588 and income from hedging contract of $11,951,855 for the nine months ended September 30, 2001, when compared to net income of $7,541,003 after reorganization costs of $1,825,026 for the nine months ended September 30, 2000.

         Net cash used in investing activities was $10,060,058 for the nine months ended September 30, 2001 when compared to $8,368,867 for the nine months ended September 30, 2000. The increase is primarily the result of an increase in proceeds from the sales of oil and natural gas properties of $1,835,558, to $2,225,529 for the nine months ended September 30, 2001 from $389,971 for the nine months ended September 30, 2000. Additionally, additions to oil and natural gas properties and other equipment increased $2,097,294 to $11,677,425 for the nine months ended September 30, 2001 from $9,580,131 for the nine months ended September 30, 2000. This increase is partially offset by a decrease in proceeds from the sale of marketable securities of $1,316,851 to $555,964 for the nine months ended September 30, 2001 from $1,872,815 for the nine months ended June 30, 2000.

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

         The following table sets forth information concerning our oil and natural gas property acquisition, exploration and development activities and the related costs during the year's ended December 31, 1998, 1999 and 2000 and the nine months ended September 30, 2001:

                                                                                                     Nine Months
                                                                                                        Ended
                                                          Year Ended December 31,                  September 30,
                                      ---------------------------------------------------------
                                                                                                        2001
                                             1998               1999                2000             (unaudited)
                                      -----------------   -----------------  ------------------  ------------------
                                                              (in thousands)
   Property acquisition - proved      $          62,477   $             250  $              408  $                -
   Development costs                              9,515              13,322              10,080              10,652
   Exploration costs                                  -                   -                 389                   -
                                      -----------------   -----------------  ------------------  ------------------
         Total costs incurred         $          71,922   $          13,572  $           10,878  $           10,652
                                      =================   =================  ==================  ==================

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

--------------------------------------------------------------------------------------------------------
                                         NYMEX SWAPS                             PG&E CITYGATE SWAPS
                    ------------------------------------------------------------------------------------
                                                                                               PG&E CG
                               VOLUME                    NYMEX PRICE            VOLUME          PRICE
                    ------------------------------------------------------------------------------------
QUARTER ENDING           MMCF          MBBL         $/MMBTU        $/BBL          MMCF         $/MMBTU
--------------------------------------------------------------------------------------------------------
Dec. 31, 2001           1,663           258        $ 3.96        $ 25.30           673        $ 4.62
Mar. 31, 2002             994           203          3.96          25.30           392          4.62
Jun. 30, 2002           1,005           205          3.96          25.30           396          4.62
Sep. 30, 2002           1,016           208          3.96          25.30           400          4.36
Dec. 31, 2002           1,016           208          3.96          25.30           400          4.36
Mar. 31, 2003             693           173          3.96          25.30           296          4.36
Jun. 30, 2003             701           175          3.96          25.30           300          4.36
Sep. 30, 2003             708           177          3.27          22.33           301          3.50
--------------------------------------------------------------------------------------------------------


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

                                TRI-UNION DEVELOPMENT CORPORATION





April 11, 2002                  By: /s/ SUZANNE R. AMBROSE
                                   ---------------------------------------------
                                   Suzanne R. Ambrose, Vice President and Chief
                                   Financial Officer