Form 10-Q
period 2002-03-31
TRI UNION DEVELOPMENT CORP
filed 2002-05-20
CIK 1145076

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                        Commission file number: 333-66282

                        TRI-UNION DEVELOPMENT CORPORATION
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

yes [X]  no [ ]

AS OF MAY 20, 2002 THERE WERE 368,333 SHARES OF CLASS A COMMON STOCK, PAR VALUE $0.01 PER SHARE AND 65,000 SHARES OF CLASS B COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING

                        TRI-UNION DEVELOPMENT CORPORATION
                   (SUCCESSOR TO TRIBO PETROLEUM CORPORATION)

Part I. Financial Information

         Item 1.    Financial Statements

                    Consolidated Statements of Operations for the Three Months Ended
                    March 31, 2002 and 2001 (unaudited) ....................................    3

                    Consolidated Balance Sheets at March 31, 2002 (unaudited) and
                    December 31, 2001 (audited) ............................................    4

                    Consolidated Statements of Cash Flows for the Three Months Ended
                    March 31, 2002 and 2001 (unaudited) ....................................    5

                    Notes to Consolidated Financial Statements (unaudited) .................    6

         Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations ..................................................    9

         Item 3.    Quantitative and Qualitative Disclosure about Market Risk ..............   17

Part II. Other Information

         Item 1.    Legal Proceedings ......................................................   18

         Item 6.    Exhibits and Reports on Form 8-K .......................................   20

Signatures .................................................................................   21

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        TRI-UNION DEVELOPMENT CORPORATION
                   (SUCCESSOR TO TRIBO PETROLEUM CORPORATION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  Three Months Ended
                                                                       March 31,
                                                             ----------------------------
                                                                 2002              2001
                                                             ------------    ------------
Revenues and other:
   Oil and natural gas revenues                              $ 11,310,653    $ 32,407,222
   Loss on marketable securities                                       --        (326,363)
   Loss on derivative contracts                               (11,947,692)             --
   Other                                                          969,385          57,767
                                                             ------------    ------------
     Total revenues and other                                     332,346      32,138,626
                                                             ------------    ------------
Expenses:
   Lease operating expense                                      4,752,574       5,452,439
   Workover expense                                             1,951,896       1,620,834
   Production taxes                                               229,522         768,897
   Depreciation, depletion and amortization                     2,495,264       3,738,112
   General and administrative expenses                          1,199,533       1,642,246
   Interest expense                                             7,153,929       3,111,975
                                                             ------------    ------------
     Total expenses                                            17,782,718      16,334,503
                                                             ------------    ------------

Income (loss) before reorganization costs and income taxes    (17,450,372)     15,804,123
Reorganization costs                                               90,863         723,408
                                                             ------------    ------------
   Income (loss) before income taxes                          (17,541,235)     15,080,715
Provision for income taxes                                             --         300,000
                                                             ------------    ------------
   Net income (loss)                                         $(17,541,235)   $ 14,780,715
                                                             ============    ============

Net income (loss) per share - basic and diluted              $     (40.48)   $      62.02
                                                             ============    ============
Weighted average shares outstanding - basic
   and diluted                                                    433,333         238,333
                                                             ============    ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                        TRI-UNION DEVELOPMENT CORPORATION
                   (SUCCESSOR TO TRIBO PETROLEUM CORPORATION)

                           CONSOLIDATED BALANCE SHEETS

                                                                         March 31,      December 31,
                                                                           2002             2001
                                                                        (unaudited)       (audited)
                                                                       -------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents                                           $   9,921,580    $   4,764,545
   Restricted cash                                                         7,099,196        8,929,566
   Accounts receivable, net of allowance for doubtful accounts of
     $1,376,970                                                           11,381,150       13,860,164
   Prepaid expenses and other                                              2,105,707        1,960,104
   Derivative contracts                                                    1,241,893        9,525,317
                                                                       -------------    -------------
     Total current assets                                                 31,749,526       39,039,696

Oil and natural gas properties - full cost method, net                    86,233,712       85,524,756
                                                                       -------------    -------------
Other assets:
   Restricted cash and bonds                                               5,240,685        5,225,832
   Furniture, fixtures and equipment, net                                  1,151,940        1,147,611
   Receivables from affiliate, net                                            72,649          206,116
   Deferred loan costs, net                                               15,696,654       17,034,817
   Derivative contracts                                                           --        2,973,627
                                                                       -------------    -------------
     Total other assets                                                   22,161,928       26,588,003
                                                                       -------------    -------------
Total assets                                                           $ 140,145,166    $ 151,152,455
                                                                       =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Current liabilities
   Accounts payable and accrued liabilities                            $  21,387,197    $  22,904,154
   Accounts payable subject to renegotiation                               4,934,123        5,133,667
   Accrued interest                                                        5,461,806        1,399,306
   Notes payable                                                             555,951          965,875
   Current maturities of senior secured notes                             20,000,000       20,000,000
                                                                       -------------    -------------
     Total current liabilities                                            52,339,077       50,403,002

Senior Secured notes                                                      90,829,801       89,172,434
Derivative contracts                                                       1,145,671               --
Other liabilities                                                          1,797,943               --
                                                                       -------------    -------------
   Total liabilities                                                     146,112,492      139,575,436

Stockholders' equity (capital deficit):
   Class A common stock, $0.01 par value, 445,000 shares authorized;
     368,333 shares issued and outstanding                                     3,683            3,683
   Class B common stock, $0.01 par value, 65,000 shares authorized;
     65,000 shares issued and outstanding                                        650              650
   Additional-paid-in-capital                                             25,217,175       25,220,285
   Deficit                                                               (31,188,834)     (13,647,599)
                                                                       -------------    -------------
     Total stockholders' equity (capital deficit)                         (5,967,326)      11,577,019
                                                                       -------------    -------------
   Total liabilities and stockholders' equity (capital deficit)        $ 140,145,166    $ 151,152,455
                                                                       =============    =============


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                        TRI-UNION DEVELOPMENT CORPORATION
                   (SUCCESSOR TO TRIBO PETROLEUM CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                         2002            2001
                                                                     ------------    ------------
Cash flows from operating activities:
   Net income (loss)                                                 $(17,541,235)   $ 14,780,715
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation, depletion and amortization                         2,495,264       3,738,112
       Amortization of bond discount                                    1,657,367              --
       Amortization of debt issuance costs                              1,356,805              --
       Loss on sale of marketable securities                                   --         326,363
       Accretion of bond interest                                         (14,853)        (22,859)
       Reorganization costs                                                90,863         723,408
       Loss on derivative contracts                                    11,947,692              --
   Changes in assets and liabilities:
     Restricted cash                                                    1,830,370              --
     Accounts receivable                                                2,479,014      (5,147,724)
     Prepaid expenses and other                                          (145,604)        141,254
     Receivables from affiliates                                          133,468          14,200
     Accounts payable and accrued liabilities                           2,528,073       7,049,010
     Accounts payable subject to renegotiation                           (199,544)             --
                                                                     ------------    ------------
   Net cash provided by operating activities before
     reorganization items                                               6,617,680      21,602,479

Operating cash flows from reorganization items:
   Bankruptcy related professional fees paid                              (73,390)       (479,716)
   Interest earned during bankruptcy                                           --         519,400
                                                                     ------------    ------------
     Net cash provided by (used in) reorganization items                  (73,390)         39,684
                                                                     ------------    ------------
       Net cash provided by operating activities                        6,544,290      21,642,163

Cash flows from investing activities:
   Purchase of marketable securities                                           --        (335,755)
   Proceeds from sale of marketable securities                                 --         217,469
   Additions to oil and natural gas properties                         (3,489,863)     (1,381,446)
   Purchase of furniture, fixtures and equipment                          (78,649)       (197,322)
   Proceeds from sales of oil and natural gas properties                  359,962              --
   Proceeds from sale of derivative contracts                           2,252,971              --
   Purchase of restricted cash and bonds                                       --         (50,000)
                                                                     ------------    ------------
     Net cash used in investing activities                               (955,579)     (1,747,054)

Cash flows from financing activities:
   Payment of loan fees                                                   (21,753)             --
   Decrease in notes payable                                             (409,923)       (169,686)
                                                                     ------------    ------------
     Net cash used in financing activities                               (431,676)       (169,686)

Net increase in cash and cash equivalents                               5,157,035      19,725,423
Cash and cash equivalents - beginning of period                         4,764,545      32,989,939
                                                                     ------------    ------------
Cash and cash equivalents - end of period                            $  9,921,580    $ 52,715,362
                                                                     ============    ============

Supplemental Disclosures of Cash Flow Information:
   Interest paid                                                     $         --    $  1,950,000

Non-cash transactions:
   Purchase of derivative contracts with a long-term liability          1,797,943              --

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                        TRI-UNION DEVELOPMENT CORPORATION
                   (SUCCESSOR TO TRIBO PETROLEUM CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

         Tri-Union Development Corporation ("the Company") successor to Tribo Petroleum Corporation ("Tribo") was incorporated in the State of Texas in September 1992. The Company with its subsidiary is an independent oil and natural gas company engaged in the acquisition, operation and development of oil and natural gas properties primarily in areas of Texas and Louisiana, offshore in the shallow waters of the Gulf of Mexico, and in the Sacramento Basin of northern California.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Tri-Union Operating Company ("TOC"), which was incorporated in the State of Delaware in November 1974. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Prior to July 2001, the Company was a wholly owned subsidiary of Tribo. In July 2001, the Company and Tribo merged and the surviving corporation was the Company. Accordingly, the assets, liabilities and operations of Tribo are included with those of the Company for all periods presented in the financial statements.

NOTE 2 -- LIQUIDITY, GOING CONCERN UNCERTAINTY AND MANAGEMENT'S PLANS

         On June 1, 2002, the Company is required to make a $28,125,000 payment of principle and interest on its senior secured notes, and an additional scheduled interest payment of $6,875,000 is due on December 1, 2002. In the event the Company is unable to raise sufficient cash by June 1, 2002, and to a lesser degree, by December 1, 2002, it will be unable to meet these obligations. This condition raises substantial doubt about the Company's ability to continue as a going concern.

         The Company is currently marketing all or part of its oil and gas properties in order to meet these debt obligations. Several offers to purchase all or part of the Company's oil and gas properties have been received to date which, if accepted, and combined with the Company's cash balances at May 20, 2002 of approximately $13 million, would provide the Company with sufficient capital to meet its upcoming obligations. However, to date, no definitive agreement to sell these properties has been secured.

         To the extent the cash generated from oil and gas property sales, the line of credit, and continuing operations are insufficient to meet the company's debt obligations and its projected working capital needs, the Company will have to raise additional capital. No assurance can be given that additional funding will be available, or if available, will be on terms acceptable to the Company. Uncertainty regarding the amount and timing of any proceeds from the Company's plans to raise additional capital raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Presentation

         The accompanying unaudited consolidated interim financial statements and disclosures for the three months ended March, 2002 and 2001, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation in all

                        TRI-UNION DEVELOPMENT CORPORATION
                   (SUCCESSOR TO TRIBO PETROLEUM CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

material respects of the results for the interim periods have been made. The December 31, 2001 balance sheet was derived from audited financial statements and notes included in our annual report on Form 10-K. The interim unaudited financial statements for the three months ended March 31, 2002 and 2001 should be read in conjunction with the Company's annual consolidated financial statements for the years ended December 31, 2001 and 2000. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of results to be expected for the full year.

NOTE 4 -- DERIVATIVE CONTRACTS

         On March 28, 2002, the Company terminated certain of its commodity price swap derivative contracts for net proceeds of approximately $2.3 million and replaced them with contracts providing for price floors at prices specified under the terms of the senior secured notes of $2.75 per MMBtu of natural gas and $18.50 per barrel of crude oil. The purchase price of the floor contracts of $1,797,943 is due and payable in full on July 1, 2003, and, accordingly, has been presented as a non-current liability in the accompanying consolidated balance sheet at March 31, 2002.

         The Company maintains a rolling two-year combination of commodity price swaps and price floor agreements in order to manage the price risk associated with a portion of its production. These derivative transactions do not qualify for hedge accounting under FAS 133 and, accordingly, changes in the estimated value of derivative contracts held at the balance sheet date are recognized in the statement of operations as non-cash gains or losses on derivative contracts. Conversely, net cash settlements realized from the Company's derivative contracts are included in oil and natural gas revenues in the accompanying consolidated statements of operations. At March 31, 2002, the estimated fair value of the Company's derivative contracts held represents a net current asset of $1,241,893 and a net non-current liability of $1,145,671. During the three months ended March 31, 2002, net cash settlements realized from the Company's derivative contracts amounted to approximately $2,574,000. The Company had no derivative contracts in place during the three months ended March 31, 2001.

NOTE 5 -- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also required that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001, and for purchase business combinations completed on or after July 1, 2001. It also requires upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill and to reassess the amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company does not believe the adoption of SFAS 141 and SFAS 142 will materially impact its financial position and results of operations.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, SFAS No. 143, which amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas

                        TRI-UNION DEVELOPMENT CORPORATION
                   (SUCCESSOR TO TRIBO PETROLEUM CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Producing Companies, is applicable to all companies. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in SFAS No. 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statue, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. While the Company is not yet required to adopt SFAS No. 143, it is not believed the adoption will have a material effect on our financial condition or results of operations.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-lived Assets. SFAS No. 144, which supercedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets for Long-lived Assets to be Disposed Of and amends ARB No. 51, Consolidated Financial Statements, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim financials within those fiscal years, with early adoption encouraged. The provisions of SFAS No. 144 are generally to be applied prospectively. The Company does not believe the adoption of SFAS No. 144 will have a material effect on our financial condition or results of operations.

NOTE 6 -- SUBSEQUENT EVENT

         Effective May 20, 2002, the Company has received and accepted an Indication of Interest to sell certain of its Texas and Louisiana oil and natural gas properties for a cash purchase price of $44.4 million. Under the terms of the Indication of Interest, the closing date of the transaction, if consummated, would occur prior to June 1, 2002, which would provide the Company with sufficient funds to meet its principle and interest payment due June 1, 2002. There can be no assurance that this transaction will be consummated on or before June 1, 2002 or, if consummated, will be on terms acceptable to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our results of operations and financial condition includes the results of operations and financial condition of our former parent for periods presented prior to July 27, 2001, and our subsidiary and us on a consolidated basis. Our consolidated financial statements and the related notes contain additional detailed information that should be referred to when reviewing this material.

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

         We have one subsidiary, Tri-Union Operating Company, which is wholly owned by us. Tri-Union Operating's principal asset is a net profits interest in a field operated by us representing less than 5% of our consolidated proved reserves.

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

         On March 14, 2000, we chose to seek protection under Chapter 11 of the U.S. Bankruptcy Code. Tri-Union Operating continued to operate outside of bankruptcy. On July 18, 2001, we sold in a private unit offering $130,000,000 of senior secured, each unit consisting of one note in the principal amount of $1,000 and one share of class A common stock of Tribo Petroleum Corporation, our former parent corporation. The proceeds from the unit offering and our available cash balances were sufficient to allow us to pay or segregate funds for the payment of all creditor claims in full, including interest, and to exit bankruptcy on June 18, 2001.

         At December 31, 2001, our net proved reserves were 191.7 Bcfe with a PV-10 Value of $143.8 million and $160.8 million including our hedge position value at such date. Our total proved reserve quantities at December 31, 2001 increased by 6% versus those at December 31, 2000. The increase in total proved reserves was primarily due to two factors: first, based on recent drilling and recompletion successes, we have been able to add a number of additional PUD's and behind-pipe locations on our California assets; secondly, a recent 3-D seismic survey conducted over our Barber's Hill property has enabled us to delineate and add a PUD location in that field. Our capital budget has been primarily focused on converting proved developed non-producing and proved undeveloped reserves to production.

         During 1999, 2000, 2001 and the first three months of 2002, our capital expenditures on oil and gas activities totaled approximately $13.6 million, $10.9 million, $13.6 million and $3.5 million, respectively. These expenditures related to operations in our three core areas. In 1998, 87% of our capital expenditures were related to the acquisitions of reserves. In 1999 and 2000, 44%, or $10.6 million, of our capital expenditures were for development drilling and recompletions. The remaining 56% was incurred on items such as platform and pipeline improvements that were identified at the time of our acquisition of the properties, compressor installations and on 3-D seismic surveys. During 1999 and

2000 our development capital investments of $10.6 million were expended to complete 28 development wells, exploitation wells and recompletions. During 2001 and the first three months of 2002, our development capital investments of $13.6 million and $3.5 million were expended on a large offshore recompletion, the plugging and abandonment of four offshore facilities and the recompletion or drilling of 50 other projects.

         On July 27, 2001, we were the surviving corporation in a merger with our parent corporation, Tribo Petroleum Corporation. As a consequence of this merger, we assumed all of the rights and obligations of Tribo, including those under the indenture governing the senior secured notes. The financial information contained herein is the consolidated financial information for Tribo, our subsidiary and us.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

         For the three months ended March 31, 2002, consolidated net loss was $17,541,235 as compared to consolidated net income of $14,780,715 for the three months ended March 31, 2001.

         OIL AND GAS REVENUES. Oil and natural gas revenues decreased $21,096,569, or 65%, to $11,310,653 for the three months ended March 31, 2002, from $32,407,222 for the three months ended March 31, 2001. The decrease in oil and natural gas revenues was primarily the result of a decrease in production volumes and a substantial decrease in the average price we received for oil and natural gas during the period. The decline in production is partially attributable to a reduction in production from our Westbury Farm #1 well in the Constitution field due to 2 wells drilled on adjoining acreage, not owned or operated by us, directly offsetting our production. Further contributing to the production decline are two wells which watered-out in our Ord Bend field in California. After watering out, these 2 wells were recompleted to two zones at reduced production rates. The following table summarizes the consolidated results of oil and natural gas production and related pricing for the three months ended March 31, 2002 and 2001:

                                    For the Three Months Ended March 31,
                                    ------------------------------------
                                     2002          2001         % Change
                                    ------        ------        --------
Oil production volumes (Mbbls)         253           353          (28)%
Gas production volumes (Mmcf)        1,549         2,352          (34)
     Total (Mmcfe)                   3,065         4,470          (31)

Average oil price (per Bbl)         $23.20        $29.01          (20)%
Average gas price (per Mcf)           3.52          9.43          (63)
     Average price (per Mcfe)         3.69          7.25          (49)

         LOSS ON MARKETABLE SECURITIES. We recognized $326,363 in losses on marketable securities for the three months ended March 31, 2001. Marketable securities bought and held principally for the purpose of sale in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet as current assets, with the change in fair value recognized during the period included in earnings. At March 31, 2002, we held no marketable securities.

         LOSS ON DERIVATIVE CONTRACTS. In connection with the issuance of the senior secured notes, we agreed to maintain, subject to certain conditions, on a monthly basis, a rolling two-year derivatives contract until the maturity of the notes on approximately 80% of our projected oil and natural gas production from proved developed producing reserves and the basis differential attributable to approximately 80% of our projected proved developed producing natural gas production from our California properties. These derivative contracts do not qualify for hedge accounting under FAS 133, therefore, the Company marks these transactions to fair value. On March 31, 2002, we terminated certain of our derivative contracts and replaced them with contracts providing for price floors at the prices specified under the terms of the senior secured notes of $2.75 per MMBtu of natural gas and $18.50 per barrel of crude oil. Proceeds from the sale of these contracts were approximately $2.3 million. The purchase price of the floor contracts of approximately $1.8 million has been financed by the Company's derivative contracts counterparty. The estimated fair value of these contracts as of March 31, 2002 resulted in a net non-cash loss on derivative contracts of $11,947,692. No derivative contracts were held during the three months ended March 31, 2001.

         OTHER INCOME. Other income increased $911,618 or 1578%, to $969,385 for the three months ended March 31, 2002 when compared to $57,767 for the three months ended March 31, 2001. The increase was primarily the result of the sale of emission reduction credits in the approximate amount of $819,000 from our Hastings field during the first quarter of 2002. Additionally, we reported an increase of approximately $71,000 in interest income during the three months ended March 31, 2002. During our bankruptcy proceeding, interest income was recorded as an offset to reorganization costs in accordance with Statement of Position 90-7 ("SOP 90-7"). After emerging from bankruptcy on June 18, 2001, interest earned is no longer offset to reorganization costs.

         LEASE OPERATING EXPENSE. Lease operating expense decreased $699,865, or 13%, to $4,752,574 for the three months ended March 31, 2002 from $5,452,439 for the three months ended March 31, 2001. Lease operating expense was $1.55 per Mcfe for the three months ended March 31, 2002, an increase of 27% from $1.22 per Mcfe for the three months ended March 31, 2001. The decrease in lease operating expense is primarily the result of the sale of our Ship Shoal 58 field in June 2001 and the plugging and abandonment of the West Cameron 531, South Marsh Island 232 and Brazos 476 wells and platforms, where lease operations have ceased, in the fourth quarter of 2001.

         WORKOVER EXPENSE. Workover expense increased $331,062, or 20%, to $1,951,896 for the three months ended March 31, 2002 from $1,620,834 for the three months ended March 31, 2001. Workover expense was $0.64 per Mcfe for the three months ended March 31, 2002, an increase of 76% from $0.36 per Mcfe for the three months ended March 31, 2001. The increase is primarily the result of our California workover and recompletion program in the Grimes and Sycamore fields coupled with the general decline in production.

         PRODUCTION TAXES. Production taxes decreased by $539,375 or 70% to $229,522 for the three months ended March 31, 2002 from $768,897 for the three months ended March 31, 2001. Production taxes were $0.07 per Mcfe for the three months ended March 31, 2002, a decrease of 56% from $0.17 per Mcfe for the three months ended March 31, 2001. Decreases in oil and natural gas production and revenues during the three months ended March 31, 2002 resulted in a decrease in the amount of production taxes paid during the period.

         DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE ("DD&A"). DD&A expense decreased by $1,242,848, or 33%, to $2,495,264 for the three months ended March 31, 2002 from $3,738,112 for the three months ended March 31, 2001. DD&A was $0.81 per Mcfe for the three months ended March 31, 2002, a decrease of 3% from $0.84 per Mcfe for the three months ended March 31, 2001. The decrease in DD&A is the result of the decrease in production volumes during the three months ended March 31, 2002.

         GENERAL AND ADMINISTRATIVE EXPENSE ("G&A"). G&A decreased $442,713, or 27%, to $1,199,533 for the three months ended March 31, 2002 from $1,642,246 for the three months ended March 31, 2001. G&A was $0.39 per Mcfe for the three months ended March 31, 2001, an increase of 7% from $0.37 per Mcfe for the three months ended March 31, 2001. The decrease was primarily the result of a reduction in legal and professional fees and contract labor services. These decreases were partially offset by an increase in director fee and related expenses during the three months ended March 31, 2002.

         INTEREST EXPENSE. Interest expense increased $4,041,954 or 130%, to $7,153,929 for the three months ended March 31, 2002 from $3,111,975 for the three months ended March 31, 2001. The increase is primarily the result of non-cash amortization of bond discount and deferred loan costs to interest expense of $1,657,367 and $1,356,805 respectively, for the three months ended March 31, 2002.

         REORGANIZATION COSTS. We filed a voluntary petition for relief under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division on March 14, 2000. As a result, we incurred certain reorganization costs totaling $90,863 for the three months ended March 31, 2002, an 87% decrease from $723,408 for the three months ended March 31, 2001. These reorganization costs consist of the following:

         Professional fees and other - We retained certain legal and accounting professionals to assist with the bankruptcy proceedings and have incurred legal and accounting fees associated with these proceedings totaling $79,466 and $1,242,748 for the three months ended March 31, 2002 and 2001, respectively.

         Interest and amounts paid to creditors - Represents payments of amounts owed to creditors with pre-petition claims, including interest. During the three months ended March 31, 2002, $11,397 of pre-petition liabilities and interest were paid to creditors. No amounts were paid to creditors in satisfaction of pre-petition claims were paid to creditors during the three month period ended March 31, 2001.

         Interest - Interest income earned during bankruptcy has been recorded as an offset to reorganization costs as prescribed by SOP 90-7. During the three months ended March 31, 2002 and 2001, none and $519,340 were offset to reorganization costs, respectively.

         PROVISION FOR INCOME TAXES. A $300,000 provision for income tax was made for the three months ended March 31, 2001, primarily as a result of alternative minimum tax requirements. No provision for federal income tax was required for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         In March 1998, we acquired certain onshore Texas oil and natural gas properties from Apache Corporation. Prior to the acquisition, we had approximately $35.0 million in debt outstanding. We incurred approximately $63.0 million of additional debt in connection with the Apache acquisition. In August 1998, before we were able to refinance our debt, commodity prices began falling, with oil prices ultimately reaching a 12-year low in December of that year. The resultant negative effect on our cash flow from the deterioration of commodity prices, coupled with the required amortization payment on our bank loan, severely restricted the amount of capital we were able to dedicate to development drilling. Consequently, our oil and natural gas production declined, further negatively affecting our cash flow. In October 1998, our loan matured and we arranged a forbearance agreement providing for interest payments to be partially capitalized and providing us with additional time to refinance our obligations. In July 1999, the forbearance agreement terminated and we made negotiated interest payments while attempting to negotiate a restructuring of our obligations. By March 2000, the aggregate principal balance of our bank debt had increased as a result of capitalized interest and expenses to approximately $105.0 million. In February 2000, the bank declared the loan in default, demanded payment of all principle and interest and posted the shares of Tribo Petroleum Corporation, at that time our parent corporation and a guarantor of the loan, for foreclosure. As a consequence of the bank's actions, on March 14, 2000, we filed for bankruptcy protection. After the filing, we operated as a "debtor-in-possession," continuing in possession of our estate, the operation of our business and the management of our properties. Under Chapter 11, certain claims against us in existence prior to the filing of the petition were stayed from enforcement or collection. These claims are reflected in full in the consolidated March 31, 2002 and 2001 balance sheets as "accounts payable subject to renegotiation."

         After we entered into bankruptcy in March 2000, commodity prices began to recover, with natural gas prices eventually reaching historically high levels, particularly in California. During the three month period ended March 31, 2002, the average prices we received for natural gas and oil were $3.52 per Mcf and $23.20 per Bbl.

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

         During the last two quarters of 2001 and continuing into 2002, commodity prices again declined. These price declines, coupled with production declines beginning in the third quarter of 2001, predominately attributable to unanticipated production declines in two wells, adversely impacted our cash flows during the latter part of 2001. Commodity price hedges that we had entered into in connection with the closing of the offering only partially offset the adverse impact on our cash flows from the decline in commodity prices.

         At March 31, 2002, we had $130.0 million of 12.5% senior secured notes outstanding. The notes mature on June 1, 2006 and require amortization payments of the greater of $20.0 million and 15.3% as of June 1, 2002 and 2003 and an amortization payment of the greater of $15.0 million and 11.5% as of June 1, 2004. A final amortization payment of $75,000,000 is due June 1, 2006. Interest is payable semi-annually on June 1 and December 1 of each year. On June 1, 2002, a payment in the approximate amount of $28.0 million is due on the notes, representing $20.0 million in principal and approximately $8.0 million in accrued interest.

         At March 31, 2002, our cash balance was $9.9 million, a $5.2 million increase from our cash balance at December 31, 2001.

         Net cash provided by operating activities before reorganization items was $6.6 million for the three months ended March 31, 2002 compared to net cash provided by operating activities before reorganization items of $21.6 for the three months ended March 31, 2001. The decrease is the result of a net loss of $17.5 million for the three months ended March 31, 2002 when compared to net income of $14.8 million for the three months ended March 31, 2002. During the three months ended March 31, 2002, we recorded a loss on the mark-to-market value of our derivative contracts of $11.9 million. The decrease in net cash provided by operating activities is also the result of a decrease in accounts payable and accrued liabilities and accounts receivable at March 31, 2002. Additionally, on June 18, 2001, we deposited $13.5 million into a restricted cash account as required by our plan of reorganization to satisfy the payment in full of all remaining disputed pre-petition claims. As of March 31, 2002, $6.4 million of cash deposited into this restricted account was disbursed to us or to claimants of pre-petition claims. At March 31, 2002, the balance in the restricted account was $7.1 million.

         Net cash used in investing activities was $1.0 million during the three months ended March 31, 2002 compared to $1.7 million for the three months ended March 31, 2001. The decrease is primarily the result of a $2.1 million increase in additions to oil and natural gas properties during the three months ended March 31, 2002, which was partially offset by proceeds received from the sale of oil and natural gas properties of $0.4 million and $2.3 million from the sale of derivative contracts during the same period.

         Net cash used in financing activities was $0.4 million for the three months ended March 31, 2002 compared to $0.2 million for the three months ended March 31, 2001. The increase is primarily the result of an increase in payments of notes payable.

CAPITAL REQUIREMENTS

         Historically, our principal sources of capital have been cash flow from operations, short-term reserve-based bank loans, proceeds from asset sales and the notes offering. Our principal uses for capital have been the acquisition and development of oil and natural gas properties.

         On June 1, 2002, we are required to make a $28,125,000 payment of principle and interest on our senior secured notes, and an additional scheduled interest payment of $6,875,000 is due on December 1, 2002. In the event we are unable to raise sufficient cash by June 1, 2002, and to a lesser degree, by December 1, 2002, we will be unable to meet these obligations. This condition raises substantial doubt about our ability to continue as a going concern.

         We are pursuing several capital-raising options in order to meet these debt obligations. We are currently (a) actively marketing all or part of our oil and gas properties and (b) seeking a line of credit of between $15 and $20 million with an investment banking firm for which a term sheet has been received. Several offers to purchase our oil and gas properties have been received to date which, if accepted, and combined with our cash balances at May 20, 2002 of approximately $13 million, would provide us with sufficient capital to meet our upcoming obligations. However, to date, no definitive agreement to sell these properties has been secured.

         To the extent the cash generated from oil and gas property sales, the line of credit, and continuing operations are insufficient to meet our debt obligations and our projected working capital needs, we will have to raise additional capital. No assurance can be given that additional funding will be available, or if available, will be on terms acceptable to us. Uncertainty regarding the amount and timing of any proceeds from our plans to raise additional capital raises substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

         Effective May 20, 2002, the Company has received and accepted an Indication of Interest to sell certain of its Texas and Louisiana oil and natural gas properties for a cash purchase price of $44.4 million. Under the terms of the Indication of Interest, the closing date of the transaction, if consummated, would occur prior to June 1, 2002, which would provide the Company with sufficient funds to meet its principle and interest payment due June 1, 2002. There can be no assurance that this transaction will be consummated on or before June 1, 2002 or, if consummated, will be on terms acceptable to the Company.


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

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-lived Assets. SFAS No. 144, which supercedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets for Long-lived Assets to be Disposed Of and amends ARB No. 51, Consolidated Financial Statements, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim financials within those fiscal years, with early adoption encouraged. The provisions of SFAS No. 144 are generally to be applied prospectively. We do not believe the adoption of SFAS No. 144 will have a material effect on our financial condition or results of operations.

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

Oil and Natural Gas Interests

         Full Cost Method - The Company uses the full cost method of accounting for exploration and development activities as defined by the SEC. Under this method of accounting, the costs for unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. The sum of net capitalized costs and estimated future development and abandonment costs of oil and gas properties and mineral investments are amortized using the unit-of-production method. Proved Reserves - Proved oil and gas reserves are the estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate with reasonable certainty can be recovered in future years from known reservoirs under existing economic and operating conditions. Reserves are considered "proved" if they can be produced economically as demonstrated by either actual production or conclusive formation tests. Reserves which can be produced economically through application of improved recovery techniques are included in the "proved" classification when successful testing by a pilot project or the operation of an installed program in the reservoir provides support for the engineering analysis on which the project or program was based. "Proved developed" oil and gas reserves can be expected to be recovered through existing wells with existing equipment and operating methods. The Company emphasizes that the volumes of reserves are estimates, which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data as well as production performance data. These estimates, made by the Company's engineers, are reviewed and revised, either upward or downward, as warranted by additional data. Revisions are necessary due to changes in assumptions based on, among other things, reservoir performance, prices, economic conditions and governmental restrictions. Decreases in prices, for example, may cause a reduction in some proved reserves due to uneconomic conditions.

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

Derivative Financial Instruments

         As a condition of the bond indenture agreement, the company entered into commodity price swap derivative contracts and price floor contracts to manage price risk with regard to 80% of its natural gas and crude oil production.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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

         In connection with the issuance of the senior secured notes, we agreed to maintain, on a monthly basis, a rolling two-year hedge program until the maturity of the notes, subject to certain conditions. As discussed below, in March 2002, we terminated certain of our price swap derivatives contracts and replaced them with contracts providing for price floors at the prices specified under the terms of the senior secured notes of $2.75 per MMBtu of natural gas (Henry Hub) and $18.50 per barrel of crude oil (West Texas Intermediate).

         We have entered into a combination of natural gas and crude oil price swap and price floor derivative agreements with counterparties to satisfy the hedge program requirements of the senior secured notes and to manage commodities price risk associated with a portion of our production. These derivatives are not held for trading purposes. Under the price swap derivative agreements, we receive a fixed price on a notional quantity of natural gas and crude oil in exchange for paying a variable price based on a market index, such as the NYMEX natural gas and crude oil futures and the PG&E Citygate Index. Under the price floor agreements, we have purchased the right to obtain a minimum fixed price on a notional quantity of natural gas and crude oil. We entered into no commodities price swaps or price floor agreements covering production in the first six months of 2001. On March 28, 2002, we terminated certain of our price swap derivative contracts and replaced them with price floors at prices specified under the terms of the senior secured notes of $2.75 per MMBtu of natural gas and $18.50 per barrel of crude oil. Proceeds from the sale of the price swap contracts were approximately $ 2.3 million. The purchase price of the price floor contracts of approximately $1.8 million has been financed by the Company's derivative contracts counterparty. The following table reflects the production volumes and the weighted average prices under our commodities price swaps which remain in place at March 31, 2002:

                                                        PG&E CITYGATE SWAPS
                              NYMEX SWAPS               -------------------
                   ----------------------------------               PG&E CG
                        VOLUME         NYMEX PRICE      VOLUME       PRICE
                   --------------    ----------------   ------      -------
QUARTER ENDING     MMcf      MBbl    $/Mmbtu   $/Bbl    MMcf        $/Mmbtu
--------------     ----      ----    -------   ------   ----        -------
Jun. 30, 2002       331       205     $3.96    $25.30    131         $4.13
Sep. 30, 2002        --       208        --     25.30     --            --
Dec. 31, 2002        --        70        --     25.30     --            --
Mar. 31, 2003        --        --        --        --     --            --
Jun. 30, 2003        --        --        --        --     --            --
Sep. 30, 2003       708       177      3.27     22.33     --            --
Dec. 31, 2003       708       177      3.44     20.69     --            --
Mar. 31, 2004       462       115      3.36     20.97     --            --

The prices presented above are averages for each of the quarters indicated.

         The following table sets forth the production volumes, which are protected with price floors of $2.75 per MMBtu of natural gas and $18.50 per barrel of crude oil as of March 31, 2002:

                    NYMEX FLOORS
                   --------------
                        VOLUME
                   --------------
QUARTER ENDING      Mmcf     MBbl
--------------     -----     ----
Jun. 30, 2002        875       --
Sep. 30, 2002      1,320       --
Dec. 31, 2002      1,320      146
Mar. 31, 2003        909      173
Jun. 30, 2003        909      173
Mar. 31, 2004        242       52



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

FORWARD LOOKING STATEMENTS

         Certain information included in this report, other materials filed or to be filed by the Company with the Securities and Exchange Commission, as well as information included in oral statements or written statements made or to be made by the Company contain or incorporate by reference certain statements (other than statements of historical fact) that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Statements that are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements may include activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, development and exploration opportunities, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and natural gas, business strategies, property acquisition and sales, and anticipated liquidity. Factors that could cause actual results to differ materially ("Cautionary Disclosures") are described, among other places, in the Company's Form 10-K. Without limiting the Cautionary Disclosures so described, Cautionary Disclosures include, among others: general economic conditions, the market price of oil and natural gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, and regulatory developments. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

Part II.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
 2.1     Debtor's First Amended Plan of Reorganization approved on May 23, 2001 by the United States Bankruptcy Court for the Southern District of
         Texas, Houston Division.(1)

 2.2     Agreement and Plan of Merger between Tribo Petroleum Corporation and
         Tri-Union Development Corporation, dated July 27, 2001.(1)

 3.1     Restated Articles of Incorporation for Tri-Union Development
         Corporation, as amended through July 2001.(1)

 3.2 By-laws of Tri-Union Development Corporation as amended and restated through June 18, 2001.(1)

 3.3 Certificate of Incorporation for Tri-Union Operating Company dated as of November 1, 1974, as amended through May 30, 1996(1)

 3.4 By-laws of Tri-Union Operating Company as amended and restated through June 18, 2001.(1)

 4.1 Indenture Agreement by and between Tri-Union Development Corporation, as Issuer, Tribo Petroleum Corporation, as Parent Guarantor, and
         Firstar Bank, National Association, as Trustee, dated June 18, 2001.(1)

 4.2     Purchase Agreement between Tribo Petroleum Corporation, Tri-Union
         Development Corporation, Tri-Union Operating Company and Jefferies &
         Company, Inc., dated June 18, 2001.(1)

 4.3     Registration Rights Agreement by and among Tri-Union Development
         Corporation, Tri-Union Operating Company, Tribo Petroleum Corporation and Jefferies & Company, Inc., dated June 18, 2001.(1)

 4.4     Equity Registration Rights Agreement by and between Tribo Petroleum
         Corporation and Jefferies & Company, Inc., dated June 18, 2001.(1)

 4.5     Intercreditor and Collateral Agency Agreement among Tri-Union
         Development Corporation, Tribo Petroleum Corporation, Tri-Union
         Operating Company and Wells Fargo Bank Minnesota, National Association, as Collateral Agent, and Firstar Bank, National Association, as
         Trustee, dated June 18, 2001.(1)

 4.6     Pledge and Collateral Account Agreement among Wells Fargo Bank
         Minnesota, National Association, as Collateral Agent, Tribo Petroleum
         Corporation, Tri-Union Development Corporation and Tri-Union Operating
         Company, as Obligors, dated June 18, 2001.(1)

 4.7 Mortgage, Deed of Trust, assignment of Production, Security Agreement and Financing Statement of Tri-Union Development Corporation, dated
         June 18, 2001.(1)

10.1     Amended and Restated Lease Agreement between Tribo Production Company,
         Ltd. and Tri-Union Development Corporation, dated June 18, 2001.(1)

10.2     ISDA Master Agreement by and between Bank of America, N.A. and
         Tri-Union Development Corporation, dated June 18, 2001.(1)

21.1     Subsidiaries of Registrant.(1)


(1) Incorporation by reference to the comparably numbered Exhibit to the Registration Statement on Form S-4 filed by the Issuer November 2, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TRI-UNION DEVELOPMENT CORPORATION


May 20, 2002                       By: /s/ RICHARD BOWMAN
------------                           -----------------------------------------
                                       Richard Bowman, Chairman, Chief Executive
                                       Officer and President


                                   By: /S/ SUZANNE R. AMBROSE
                                       -----------------------------------------
                                       Suzanne R. Ambrose, Vice President and
                                       Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
 2.1     Debtor's First Amended Plan of Reorganization approved on May 23, 2001 by the United States Bankruptcy Court for the Southern District of
         Texas, Houston Division.(1)

 2.2     Agreement and Plan of Merger between Tribo Petroleum Corporation and
         Tri-Union Development Corporation, dated July 27, 2001.(1)

 3.1     Restated Articles of Incorporation for Tri-Union Development
         Corporation, as amended through July 2001.(1)

 3.2 By-laws of Tri-Union Development Corporation as amended and restated through June 18, 2001.(1)

 3.3 Certificate of Incorporation for Tri-Union Operating Company dated as of November 1, 1974, as amended through May 30, 1996(1)

 3.4 By-laws of Tri-Union Operating Company as amended and restated through June 18, 2001.(1)

 4.1 Indenture Agreement by and between Tri-Union Development Corporation, as Issuer, Tribo Petroleum Corporation, as Parent Guarantor, and
         Firstar Bank, National Association, as Trustee, dated June 18, 2001.(1)

 4.2     Purchase Agreement between Tribo Petroleum Corporation, Tri-Union
         Development Corporation, Tri-Union Operating Company and Jefferies &
         Company, Inc., dated June 18, 2001.(1)

 4.3     Registration Rights Agreement by and among Tri-Union Development
         Corporation, Tri-Union Operating Company, Tribo Petroleum Corporation and Jefferies & Company, Inc., dated June 18, 2001.(1)

 4.4     Equity Registration Rights Agreement by and between Tribo Petroleum
         Corporation and Jefferies & Company, Inc., dated June 18, 2001.(1)

 4.5     Intercreditor and Collateral Agency Agreement among Tri-Union
         Development Corporation, Tribo Petroleum Corporation, Tri-Union
         Operating Company and Wells Fargo Bank Minnesota, National Association, as Collateral Agent, and Firstar Bank, National Association, as
         Trustee, dated June 18, 2001.(1)

 4.6     Pledge and Collateral Account Agreement among Wells Fargo Bank
         Minnesota, National Association, as Collateral Agent, Tribo Petroleum
         Corporation, Tri-Union Development Corporation and Tri-Union Operating
         Company, as Obligors, dated June 18, 2001.(1)

 4.7 Mortgage, Deed of Trust, assignment of Production, Security Agreement and Financing Statement of Tri-Union Development Corporation, dated
         June 18, 2001.(1)

10.1     Amended and Restated Lease Agreement between Tribo Production Company,
         Ltd. and Tri-Union Development Corporation, dated June 18, 2001.(1)

10.2     ISDA Master Agreement by and between Bank of America, N.A. and
         Tri-Union Development Corporation, dated June 18, 2001.(1)

21.1     Subsidiaries of Registrant.(1)

(1) Incorporation by reference to the comparably numbered Exhibit to the Registration Statement on Form S-4 filed by the Issuer November 2, 2001.