Form 10-Q
period 2002-06-30
TRI UNION DEVELOPMENT CORP
filed 2002-08-14
CIK 1145076

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

yes  x       no
    ---        ----

AS OF AUGUST 14, 2002 THERE WERE 445,000 SHARES OF CLASS A COMMON STOCK, PAR VALUE $0.01 PER SHARE AND 65,000 SHARES OF CLASS B COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING

                        TRI-UNION DEVELOPMENT CORPORATION
                   (SUCCESSOR TO TRIBO PETROLEUM CORPORATION)

                         INDEX TO FINANCIAL INFORMATION



Part I. Financial Information

        Item 1.  Financial Statements

                 Consolidated Statements of Operations for the Three and Six Months Ended
                 June 30, 2002 and 2001 (unaudited).........................................    3

                 Consolidated Balance Sheets at June 30, 2002 (unaudited) and
                 December 31, 2001 (audited)................................................    4

                 Consolidated Statements of Cash Flows for the Six Months Ended
                 June 30, 2002 and 2001 (unaudited).........................................    5

                 Notes to Consolidated Financial Statements (unaudited).....................    6

        Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations......................................................   10

        Item 3.Quantitative and Qualitative Disclosure about Market Risk....................   21

Part II. Other Information

        Item 1.  Legal Proceedings..........................................................   22

        Item 2.  Changes in Securities......................................................   23

        Item 3.  Defaults Upon Senior Securities............................................   23

        Item 4.  Submission of Matters to a Vote of Security Holders........................   23

        Item 5.  Forward Looking Statements.................................................   24

        Item 6.  Exhibits and Reports on Form 8-K...........................................   25

Signatures .................................................................................   26

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                        TRI-UNION DEVELOPMENT CORPORATION
                   (SUCCESSOR TO TRIBO PETROLEUM CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                          Three Months Ended               Six Months Ended
                                                               June 30,                        June 30,
                                                     ----------------------------    ----------------------------
                                                        2002            2001            2002            2001
                                                     ------------    ------------    ------------    ------------
Revenues and other:
    Oil and natural gas revenues                     $ 10,372,102    $ 22,259,265    $ 21,682,755    $ 54,666,487
    Loss on marketable securities                              --         (90,817)             --        (417,180)
    Gain (loss) on derivative contracts                (2,285,898)      3,586,626     (14,233,590)      3,586,626
    Other                                               1,486,944         839,155       2,456,329         896,922
                                                     ------------    ------------    ------------    ------------
        Total revenues and other                        9,573,148      26,594,229       9,905,494      58,732,855
                                                     ------------    ------------    ------------    ------------

Expenses:
    Lease operating expense                             5,204,035       5,027,990       9,956,609      10,480,429
    Workover expense                                      504,706       1,719,295       2,456,602       3,340,129
    Production taxes                                      248,333         572,679         477,855       1,341,576
    Depreciation, depletion and amortization            2,069,418       3,523,930       4,564,682       7,262,043
    General and administrative expenses                 1,401,154       1,506,985       2,600,687       3,149,231
    Interest expense                                    6,790,577       3,164,275      13,944,506       6,276,250
                                                     ------------    ------------    ------------    ------------
        Total expenses                                 16,218,223      15,515,154      34,000,941      31,849,658
                                                     ------------    ------------    ------------    ------------

Income (loss) before reorganization costs and
           income taxes                                (6,645,075)     11,079,075     (24,095,447)     26,883,197
Reorganization costs                                       48,298       6,587,700         139,161       7,311,108
                                                     ------------    ------------    ------------    ------------
    Income (loss) before income taxes                  (6,693,373)      4,491,375     (24,234,608)     19,572,089
Provision for income taxes                                     --          91,442              --         391,442
                                                     ------------    ------------    ------------    ------------
    Net income (loss)                                $ (6,693,373)   $  4,399,933    $(24,234,608)   $ 19,180,647
                                                     ============    ============    ============    ============

Net income (loss) per share - basic and diluted      $     (15.45)   $      16.53    $     (55.93)   $      76.01
                                                     ============    ============    ============    ============

Weighted average shares outstanding - basic
    and diluted                                           433,333         266,190         433,333         252,339
                                                     ============    ============    ============    ============






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        TRI-UNION DEVELOPMENT CORPORATION
                   (SUCCESSOR TO TRIBO PETROLEUM CORPORATION)
                           CONSOLIDATED BALANCE SHEETS



                                                                             June 30,        December 31,
                                                                               2002             2001
                                                                           (unaudited)        (audited)
                                                                          -------------     -------------
ASSETS
Current assets:
    Cash and cash equivalents                                             $   2,212,558     $   4,764,545
    Restricted cash                                                           1,566,654         8,929,566
    Accounts receivable, net of allowance for doubtful accounts of
        $1,430,538 and $1,376,970                                            11,554,369        13,860,164
    Prepaid expenses and other                                                1,290,108         1,960,104
    Derivative contracts                                                             --         9,525,317
    Deferred loan costs, net                                                 14,396,784                --
                                                                          -------------     -------------
        Total current assets                                                 31,020,473        39,039,696
                                                                          -------------     -------------

Oil and natural gas properties - full cost method, net                       77,599,651        85,524,756
                                                                          -------------     -------------
Other assets:
    Restricted cash and bonds                                                 5,255,764         5,225,832
    Furniture, fixtures and equipment, net                                    1,108,129         1,147,611
    Receivables from affiliate, net                                                  --           206,116
    Deferred loan costs, net                                                         --        17,034,817
    Derivative contracts                                                             --         2,973,627
    Other assets                                                              2,396,470                --
                                                                          -------------     -------------
        Total other assets                                                    8,760,363        26,588,003
                                                                          -------------     -------------
Total assets                                                              $ 117,380,487     $ 151,152,455
                                                                          =============     =============


LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Current liabilities
    Accounts payable and accrued liabilities                              $  21,784,698     $  22,904,154
    Accounts payable subject to renegotiation                                 2,174,070         5,133,667
    Accrued interest                                                          9,338,613         1,399,306
    Payable to affiliate                                                         15,748                --
    Notes payable                                                               139,327           965,875
    Derivative contracts                                                        405,262                --
    Senior secured notes-in default (Notes 2 and 7)                          92,418,034        20,000,000
                                                                          -------------     -------------
        Total current liabilities                                           126,275,752        50,403,002

Senior Secured notes                                                                 --        89,172,434
Derivative contracts                                                          1,968,265                --
Other liabilities                                                             1,797,942                --
                                                                          -------------     -------------
    Total liabilities                                                       130,041,959       139,575,436
                                                                          -------------     -------------

Stockholders' equity (capital deficit):
    Class A common stock, $0.01 par value, 445,000 shares authorized;
        368,333 shares issued and outstanding                                     3,683             3,683
    Class B common stock, $0.01 par value, 65,000 shares authorized;
        65,000 shares issued and outstanding                                        650               650
    Additional paid-in-capital                                               25,216,402        25,220,285
    Deficit                                                                 (37,882,207)      (13,647,599)
                                                                          -------------     -------------
        Total stockholders' equity (capital deficit)                        (12,661,472)       11,577,019
                                                                          -------------     -------------
    Total liabilities and stockholders' equity (capital deficit)          $ 117,380,487     $ 151,152,455
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
                                   (UNAUDITED)

                                                                            Six Months Ended June 30,
                                                                         -------------------------------
                                                                             2002              2001
                                                                         -------------     -------------
Cash flows from operating activities:
    Net income (loss)                                                    $ (24,234,608)    $  19,180,647
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
           Depreciation, depletion and amortization                          4,564,682         7,262,042
           Amortization of bond discount                                     3,245,600           262,472
           Amortization of debt issuance costs                               2,661,312           206,291
           Loss on sale of marketable securities                                    --           417,180
           Accretion of bond interest                                          (29,932)          (45,606)
           Loss on sale of equipment                                                --             7,042
           Reorganization costs                                                139,161         7,311,108
           Cash settlements on derivative contracts                         (2,445,829)           37,637
           Loss on derivative floor contracts recognized in revenues           183,852                --
           (Gain) loss on derivative contracts                              14,233,590        (3,586,626)
    Changes in assets and liabilities:
        Restricted cash                                                      7,362,912       (13,566,895)
        Accounts receivable                                                  4,055,796         2,649,245
        Prepaid expenses and other                                             669,995           278,518
        Receivables (payables) from affiliates                                 221,864          (420,711)
        Other assets                                                        (2,396,470)               --
        Accounts payable and accrued liabilities                             6,742,031       (49,814,158)
        Accounts payable subject to renegotiation                           (2,959,597)       10,119,904
                                                                         -------------     -------------
           Net cash provided by (used in) operating activities before
               reorganization items                                         12,014,359       (19,701,910)
                                                                         -------------     -------------
Operating cash flows from reorganization items:
    Bankruptcy related professional fees paid                                  (61,341)       (5,819,922)
    Interest earned during bankruptcy                                               --           945,722
                                                                         -------------     -------------
        Net cash used in reorganization items                                  (61,341)       (4,874,200)
                                                                         -------------     -------------
           Net cash provided by (used in) operating activities              11,953,018       (24,576,110)
                                                                         -------------     -------------
Cash flows from investing activities:
    Purchase of marketable securities                                               --          (159,897)
    Proceeds from sale of marketable securities                                     --               236
    Additions to oil and natural gas properties                             (4,188,017)       (3,339,202)
    Purchase of furniture, fixtures and equipment                             (112,119)         (336,016)
    Proceeds from disposal of equipment                                             --             6,500
    Proceeds from sales of oil and natural gas properties                    5,950,040         2,225,529
    Cash settlements on derivative contracts                                 2,445,829           (37,637)
    Proceeds from sale of derivative contracts                               2,252,971                --
    Purchase of restricted cash and bonds                                           --          (375,000)
                                                                         -------------     -------------
        Net cash provided by (used in) investing activities                  6,348,704        (2,015,487)
                                                                         -------------     -------------
Cash flows from financing activities:
    Proceeds from long-term debt                                                    --       113,444,294
    Payments of long-term debt                                             (20,000,000)     (104,323,500)
    Payment of loan fees                                                       (27,161)       (2,303,149)
    Payments on notes payable                                                 (826,548)         (251,237)
                                                                         -------------     -------------
        Net cash provided by (used in) financing activities                (20,853,709)        6,566,408
Net decrease in cash and cash equivalents                                   (2,551,987)      (20,025,189)
Cash and cash equivalents - beginning of period                              4,764,545        32,989,939
                                                                         -------------     -------------
Cash and cash equivalents - end of period                                $   2,212,558     $  12,964,750
                                                                         =============     =============

Supplemental Disclosures of Cash Flow Information:
    Interest paid                                                        $      18,546     $  19,182,654
Non-cash transactions:
    Discount on units offering                                                      --       (24,750,000)
    Transfer of oil and natural gas properties to affiliate                         --         1,097,611
    Purchase of derivative contracts with long-term liability                1,797,943                --
    Sale of oil and natural gas properties in exchange for receivable        1,750,000                --


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

NOTE 2 - LIQUIDITY, GOING CONCERN UNCERTAINTY AND MANAGEMENT'S PLANS

               On June 1, 2002, the Company was required to make a $28,125,000 payment of principle and interest on its senior secured notes, and an additional scheduled interest payment of approximately $7,400,000 is due on December 1, 2002. In addition, the Company has a scheduled principal and interest payment of approximately $28,700,000 due June 1, 2003. The Company made its scheduled principal payment of $20,000,000 due on June 1, 2002, but refinanced its scheduled interest payment of $8,125,000 into additional promissory notes under the terms of a Waiver, Agreement and Supplemental Indenture (the "Waiver") (see
Note 7). The Waiver contained additional covenants, one of which required the Company to obtain clear title to an oil and gas property subject to lien by no later than August 2, 2002. As the Company was unable to obtain clear title by that date, an event of default occurred to the Waiver and the original Indenture whereby the senior secured notes became due on demand. Accordingly, the senior secured notes and related deferred loan costs have been classified as current in the accompanying consolidated balance sheet at June 30, 2002. While the Company continues to delay certain of its workover and capital improvement projects in order to maximize available cash to meet its debt obligations, the foregoing event of default could considerably impact the Company's ability to meet its debt and working capital requirements. Should the noteholders demand payment on the notes, the Company will not have the ability to generate sufficient resources to satisfy this obligation. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

               The Company is considering marketing certain of its oil and gas properties in order to meet these debt obligations and working capital requirements. Several offers to purchase certain of the Company's oil and gas properties have been received to date which, if accepted, and combined with the Company's cash balances at August 1, 2002 of approximately $1.0 million, would provide the Company with sufficient capital to meet its upcoming December 1, 2002 scheduled debt obligation. However, to date, no definitive agreement to sell these properties has been secured.

               To the extent the cash generated from oil and gas property sales and continuing operations are insufficient to meet the Company's scheduled debt obligations and its projected working capital needs, the Company will have to raise additional capital. No assurance can be given that additional funding will be available, or if available, will be on terms acceptable to the Company. Uncertainty regarding the amount and timing of any proceeds from the Company's plans to raise additional capital raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Presentation

               The accompanying unaudited consolidated interim financial statements and disclosures for the three and six months ended June 30, 2002 and 2001, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation in all material respects of the results for the interim periods have been made. The December 31, 2001 balance sheet was derived from audited financial statements and notes included in our annual report on Form 10-K. The interim unaudited financial statements for the three and six months ended June 30, 2002 and 2001 should be read in conjunction with the Company's annual consolidated financial statements for the years ended December 31, 2001 and 2000. The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of results to be expected for the full year.

NOTE 4 - DERIVATIVE CONTRACTS

               On March 28, 2002, the Company terminated certain of its commodity price swap derivative contracts for net proceeds of approximately $2.3 million and replaced them with contracts providing for price floors at prices specified under the terms of the senior secured notes of $2.75 per MMBtu of natural gas and $18.50 per barrel of crude oil. The gain of $2.3 million from the sale of the commodity price swap derivative contracts is included in gain
(loss) on derivative contracts in the Company's Consolidated Statements of Operations for the three and six months ended June 30, 2002. The purchase price of the floor contracts of $1,797,943 is due and payable in full on July 1, 2003 and, accordingly, has been presented as a non-current liability in the accompanying consolidated balance sheet at June 30, 2002. The purchase price of the floor contracts is recognized as an offset to revenues in the accompanying consolidated statements of operations based upon the cost of the individual contracts purchased. During the three and six months ended June 30, 2002, the Company recognized approximately $184,000 of such costs as an offset to revenues.

               The Company maintains a rolling two-year combination of commodity price swaps and price floor agreements in order to manage the price risk associated with a portion of its production. These derivative transactions do not qualify for hedge accounting under FAS 133 and, accordingly, changes in the estimated value of derivative contracts held at the balance sheet date are recognized in the statement of operations as non-cash gains or losses on derivative contracts. Conversely, net cash settlements realized from the Company's derivative contracts are included in oil and natural gas revenues in the accompanying consolidated statements of operations. At June 30, 2002, the estimated fair value of the Company's derivative contracts held represents a net current liability of $405,262 and a net non-current liability of $1,968,265. During the three and six months ended June 30, 2002, net cash settlements realized from the Company's derivative contracts amounted to approximately ($128,000) and $2,446,000, respectively.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

               In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, SFAS No. 143, which amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, is applicable to all companies. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in SFAS No. 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statue, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. While the Company is not yet required to adopt SFAS No. 143, it is not believed the adoption will have a material effect on its financial condition or results of operations.

               In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144, which supercedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of and amends ARB No. 51, Consolidated Financial Statements, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim financials within those fiscal years, with early adoption encouraged. The provisions of SFAS No. 144 are generally to be applied prospectively. The Company does not believe the adoption of SFAS No. 144 will have a material effect on its financial condition or results of operations.

               In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on our consolidated financial statements. The Company will apply this guidance prospectively.

               On June 20, 2002, the FASBs Emerging Issues Task Force (EITF) reached a partial consensus on Issue No. 02-03, Recognition and Reporting of Gains and Losses on Energy Trading Contracts under EITF Issues No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, and No. 00-17, Measuring the Fair Value of Energy-Related Contracts in Applying Issue No. 98-10. The EITF concluded that, effective for periods ending after July 15, 2002, mark-to-market gains and losses on energy trading contracts (including those to be physically settled) must be retroactively presented on a net basis in earnings. Also, companies must disclose volumes of physically-settled energy trading contracts. The Company is evaluating the impact of this new consensus on the presentation of its consolidated income statement but believes it will not have a material impact on total revenues and expenses. The consensus will have no impact on net income.

               In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a companys commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

NOTE 6 - OIL AND NATURAL GAS PROPERTIES

During May 2002, the Company sold certain of its oil and natural gas properties for approximately $7,700,000. Consistent with the Company's policy of accounting for its oil and natural gas properties using the full cost method, the sales price was credited to oil and natural gas properties with no corresponding gain or loss recorded as a result of the sale transactions. Among those properties sold was the Company's interest in the Scott Field in Louisiana for $6,450,000. Subject to the terms of the sale, the Company entered into a Holdback Agreement whereby $1,750,000 of the total sales price was held back pending completion of a post-closing review. The hold back amount has been included in accounts receivable in the accompanying Consolidated Balance Sheet at June 30, 2002.

During the second quarter of 2002, the Company participated in the successful drilling and completion of the Champion #1-H well in Grimes County, Texas. The well was brought into production during June 2002 for a net cost to the Company of approximately $2,400,000. Currently, the title to this well is in dispute. As a result, the net cost to the Company is shown on the accompanying balance sheet as other assets at June 30, 2002, pending resolution of the title dispute.

Effective May 20, 2002, the Company had received and accepted an Indication of Interest to sell certain of its Texas and Louisiana oil and natural gas properties. The Company subsequently determined that the terms were no longer acceptable and the offer was refused.

NOTE 7 - SUBSEQUENT EVENTS

On July 3, 2002, (the "Effective Date") the Company entered into a Waiver, Agreement and Supplemental Indenture (the "Waiver") in which the holders of its senior secured notes agreed to permit the Company to make the June 1, 2002, accrued cash interest payment due on the Notes, plus interest due on such interest, through the issuance of additional promissory notes (the "New Notes") with terms identical to the terms of the original notes except with respect to the issuance date and the aggregate principal amount. In addition, the New Notes have not immediately been registered under the Securities Act of 1933 and will not be freely tradable until such time as a registration statement with respect to the New Notes has been declared effective by the Securities and Exchange Commission. The New Notes have been issued under the Indenture as Series A Notes and as Tack-on Senior Secured Notes, and have an accreted value of $1,000 per Note. The Company further agreed to issue to the noteholders pro rata in accordance with their respective principal amounts of notes held, an aggregate of 76,667 class A common shares. The value of the additional shares, which has yet to be determined, will be recorded as debt issuance costs and amortized using the interest method over the remaining life of the notes. Additionally, the Company agreed to certain covenants including the following:

         a) The Company will not permit EBITDA, as adjusted to exclude the non-cash effects of any oil and natural gas hedge contracts, for the third fiscal quarter of 2002, to be less than $4.0 million ("Base EBITDA") and, as of the end of each fiscal quarter thereafter, to be less than Base EBITDA compounded by an additional 5%. The Company will not permit volumes of average daily production of oil and natural gas (reported for each fiscal month) from the oil and gas assets of the Company subject to the lien of the Indenture to be less that 28.5 Mmcfe per day.

         b) The Company will subject its entire interest in certain oil and gas assets located in Grimes County, Texas (see Note 6), to the lien of the Indenture and the Security Documents no later than 30 days after the Effective Date of the Agreement.

         c) On or before the Effective Date, the Company will take any or all actions required to sever its business relationships with certain related parties to the extent such severance can be accomplished in a manner that is not detrimental to the Company or its subsidiary.

         d) With respect to the Company's previous Chief Executive Officer and President, the Company and its subsidiary will not enter into any severance agreement, or allow the former to serve as an agent, independent contractor, employee or consultant without the approval of at least 66-2/3% in principal amount of the then outstanding notes.

In August, 2002, the Company notified the holders of its senior secured notes that it did not obtain clear title to the Champion #1-H well in the 30 day period required pursuant to the Waiver. The failure to obtain clear title to the Champion #1-H well constitutes an event of default pursuant to the terms of the Waiver and the Indenture. If any event of default occurs and not cured, the noteholders may by notice to the Company, declare all the notes then outstanding to be due and payable upon demand. Although no such declaration or demand has been made upon the Company, the senior secured notes have been classified as current in the accompanying consolidated balance sheet at June 30, 2002.

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

               On March 14, 2000, we chose to seek protection under Chapter 11 of the U.S. Bankruptcy Code. Tri-Union Operating continued to operate outside of bankruptcy. On July 18, 2001, we sold in a private unit offering $130,000,000 of senior secured notes, each unit consisting of one note in the principal amount of $1,000 and one share of class A common stock of Tribo Petroleum Corporation, our former parent corporation. The proceeds from the unit offering and our available cash balances were sufficient to allow us to pay or segregate funds for the payment of all creditor claims in full, including interest, and to exit bankruptcy on June 18, 2001.

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

               During 1999, 2000, 2001 and the first six months of 2002, our capital expenditures on oil and gas activities totaled approximately $13.6 million, $10.9 million, $13.6 million and $4.2 million, respectively. These expenditures related to operations in our three core areas. In 1998, 87% of our capital expenditures were related to the acquisitions of reserves. In 1999 and 2000, 44%, or $10.6 million, of our capital expenditures were for development drilling and recompletions. The remaining 56% was incurred on items such as platform and pipeline improvements that were identified at the time of our acquisition of the properties, compressor installations and on 3-D seismic surveys. During 1999 and 2000 our development capital investments of $10.6 million were expended to complete 28 development wells, exploitation wells and recompletions. During 2001 and the first six months of 2002, our development capital investments of $13.6 million and $4.2 million were expended on a large offshore recompletion, the plugging and abandonment of four offshore facilities and the recompletion or drilling of approximately 50 other projects.

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

               On June 13, 2002, our Chief Executive Officer and President, Richard Bowman, resigned his positions and was replaced by James M. Trimble, effective July 19, 2002. Mr. Bowman retains approximately 47% of the Company's outstanding common stock.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

               For the three months ended June 30, 2002, consolidated net loss was $6,693,373 as compared to consolidated net income of $4,399,933 for the three months ended June 30, 2001.

               OIL AND GAS REVENUES. Oil and natural gas revenues decreased $11,887,163, or 53%, to $10,372,102 for the three months ended June 30, 2002, from $22,259,265 for the three months ended June 30, 2001. The decrease in oil and natural gas revenues was primarily the result of a decrease in production volumes and a substantial decrease in the average price we received for oil and natural gas during the period. The decline in production is partially attributable to a reduction in production from our Westbury Farm #1 well in the Constitution field due to 2 wells drilled on adjoining acreage, not owned or operated by us, directly offsetting our production. Further contributing to the production decline are two wells that watered-out in our Ord Bend field in California. After watering out, these 2 wells were recompleted to two zones at reduced production rates. Additionally, the Company curtailed its workover expenditure program during the second quarter of 2002, which further contributed to the decline in production volumes. The following table summarizes the consolidated results of oil and natural gas production and related pricing for the three months ended June 30, 2002 and 2001:

                                                                 For the Three Months Ended June 30,
                                                            --------------------------------------------
                                                               2002               2001         % Change
                                                            ---------          ----------     ----------
               Oil production volumes (Mbbls)                    232                339           -32%
               Gas production volumes (Mmcf)                   1,477              2,264           -35
                      Total (Mmcfe)                            2,867              4,269           -33

               Average oil price (per Bbl)                    $24.36             $25.16            -3%
               Average gas price (per Mcf)                      3.20               6.07           -47
               Average price (per Mcfe)                         3.62               5.18           -30

               LOSS ON MARKETABLE SECURITIES. We recognized $90,817 in losses on marketable securities for the three months ended June 30, 2001. Marketable securities bought and held principally for the purpose of sale in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet as current assets, with the change in fair value recognized during the period included in earnings. For the six months ended June 30, 2002, we held no marketable securities.

               LOSS ON DERIVATIVE CONTRACTS. In connection with the issuance of the senior secured notes, we agreed to maintain, subject to certain conditions, on a monthly basis, a rolling two-year derivatives contract until the maturity of the notes on approximately 80% of our projected oil and natural gas production from proved developed producing reserves and the basis differential attributable to approximately 80% of our projected proved developed producing natural gas production from our California properties. These derivative contracts do not qualify for hedge accounting under FAS 133, therefore, the Company marks these transactions to fair value. On March 31, 2002, we terminated certain of our derivative contracts and replaced them with contracts providing for price floors at the prices specified under the terms of the senior secured notes of $2.75 per MMBtu of natural gas and $18.50 per barrel of crude oil. Proceeds from the sale of these contracts were approximately $2.3 million. The purchase price of the floor contracts of approximately $1.8 million has been financed by the Company's derivative contracts counterparty. The estimated fair value of these contracts as of the three months ended June 30, 2002 resulted in a net non-cash loss on derivative contracts of $2,285,898 when compared to net non-cash income on derivative contracts of $3,586,626 as of the three months ended June 30, 2001.

               OTHER. Other income increased $647,789 or 77% to $1,486,944 for the three months ended June 30, 2002 when compared to $839,155 for the three months ended June 30, 2001. The increase was primarily the result of the sale of emission reduction credits from our Hastings Field in the approximate amount of $1,457,600 during the three months ended June 30, 2002 when compared to $681,690 during the three months ended June 30, 2001. This increase was partially offset by a decrease in interest income of $72,023 from $2,582 for the three months ended June 30, 2002 when compared to $74,605 for the three months ended June 30, 2001.

               LEASE OPERATING EXPENSE. Lease operating expense increased $176,045, or 4%, to $5,204,035 for the three months ended June 30, 2002 from $5,027,990 for the three months ended June 30, 2001. Lease operating expense was $1.81 per Mcfe for the three months ended June 30, 2002, an increase of 55% from $1.17 per Mcfe for the three months ended June 30, 2001. In addition, the Company had a $249,305 increase in ad valorem taxes, which are expensed as lease operating expense during the second quarter of 2002. During the three months ended June 30, 2002, lease operating expense, calculated on a unit of production basis increased by $0.64 per mcfe. This increase is attributable to the 33% decline in oil and natural gas production volumes when compared to the three months ended June 30, 2001.

               WORKOVER EXPENSE. Workover expense decreased $1,214,589, or 71%, to $504,706 for the three months ended June 30, 2002 from $1,719,295 for the three months ended June 30, 2001. Workover expense was $0.18 per Mcfe for the three months ended June 30, 2002, a decrease of 56% from $0.40 per Mcfe for the three months ended June 30, 2001. The decrease is primarily the result of the Company's decision to restrict the use of cash during the second quarter of 2002 in anticipation of the required principal and interest payment, which was due on its 12.5% senior secured debt on June 1, 2002. The reduction in the amount of workover expense incurred during the second quarter contributed to the general decline in production volumes.

               PRODUCTION TAXES. Production taxes decreased by $324,346 or 57% to $248,333 for the three months ended June 30, 2002 from $572,679 for the three months ended June 30, 2001. Production taxes were $0.09 per Mcfe for the three months ended June 30, 2002, a decrease of 35% from $0.13 per Mcfe for the three months ended June 30, 2001. Decreases in oil and natural gas production and revenues during the three months ended June 30, 2002, resulted in a decrease in the amount of production taxes incurred during the period.

               DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE ("DD&A"). DD&A expense decreased by $1,454,512, or 41%, to $2,069,418 for the three months ended June 30, 2002 from $3,523,930 for the three months ended June 30, 2001. DD&A was $0.72 per Mcfe for the three months ended June 30, 2002, a decrease of 12% from $0.82 per Mcfe for the three months ended June 30, 2001. The decrease in DD&A is the result of the decrease in production volumes during the three months ended June 30, 2002.

               GENERAL AND ADMINISTRATIVE EXPENSE ("G&A"). G&A decreased $105,831, or 7%, to $1,401,154 for the three months ended June 30, 2002 from $1,506,985 for the three months ended June 30, 2001. G&A was $0.49 per Mcfe for the three months ended June 30, 2002, an increase of 39% from $0.35 per Mcfe for the three months ended June 30, 2001. The decrease was primarily the result of a decrease in salary, bonus and related overhead expense of $187,588, a decrease in contract labor of $89,678, a decrease in office rental and relocation expense of $75,140. This decrease was offset by increases in legal and professional fees of $177,885 and an increase in directors fees and related expenses in the amount of $75,000 during the three months ended June 30, 2002.

               INTEREST EXPENSE. Interest expense increased $3,626,302 or 115%, to $6,790,577 for the three months ended June 30, 2002 from $3,164,275 for the three months ended June 30, 2001. The increase is primarily the result of non-cash amortization of bond discount and deferred loan costs to interest expense of $1,588,233 and $1,301,550, respectively during three months ended June 30, 2002.

               REORGANIZATION COSTS. We filed a voluntary petition for relief under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division on March 14, 2000. As a result, we incurred certain reorganization costs totaling $48,298 for the three months ended June 30, 2002, a 99% decrease from $6,587,700 for the three months ended June 30, 2001. These reorganization costs consist of the following:

               Professional fees and other - We retained certain legal and accounting professionals to assist with the bankruptcy proceedings and have incurred legal and accounting fees associated with these proceedings totaling $11,489 and $2,281,404 for the three months ended June 30, 2002 and 2001, respectively.

               Interest and amounts paid to creditors - Represents payments of amounts owed to creditors with pre-petition claims, including interest. During the three months ended June 30, 2002 and 2001, $36,809 and $2,547,948, respectively of pre-petition liabilities and interest were paid to creditors.

               Retention costs - In an effort to maintain certain key employees through the bankruptcy period, the Company incurred retention bonuses of $301,740 during the three months ended June 30, 2001. No retention bonuses were incurred during the three months ended June 30, 2002.

               Interest - Interest income earned during bankruptcy has been recorded as an offset to reorganization costs as prescribed by SOP 90-7. During the three months ended June 30, 2002 and 2001, none and $426,381 were offset to reorganization costs, respectively.

               Atasca transaction - As a condition of TDC's plan of reorganization, the Company agreed to transfer all of the oil and natural gas properties owned by Tribo Petroleum Corporation, as of May 1, 2001 to an affiliate, Atasca Resources, Inc., at their net book value of approximately $1,098,000. In connection with this transaction, all balances owing to and from the Company by affiliates on May 1, 2001 were forgiven. These balances aggregated to a net receivable from the affiliates of $785,442. As a consequence of these transactions, the Company recorded a one-time reorganization expense of $1,882,989 during the three months ended June 30, 2001. No amounts were recorded as a result of this transaction during the three months ended June 30, 2002.

               PROVISION FOR INCOME TAXES. A $91,442 provision for income tax was made for the three months ended June 30, 2001, primarily as a result of alternative minimum tax requirements. No provision for federal income tax was required for the three months ended June 30, 2002.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

               For the six months ended June 30, 2002, consolidated net loss was $24,234,608 as compared to consolidated net income of $19,180,647 for the six months ended June 30, 2001.

               OIL AND GAS REVENUES. Oil and natural gas revenues decreased $32,983,732, or 60%, to $21,682,755 for the six months ended June 30, 2002, from
$54,666,487 for the six months ended June 30, 2001. The decrease in oil and natural gas revenues was primarily the result of a decrease in production volumes and a substantial decrease in the average price we received for oil and natural gas during the period. The decline in production is partially attributable to a reduction in production from our Westbury Farm #1 well in the Constitution field due to 2 wells drilled on adjoining acreage, not owned or operated by us, directly offsetting our production. Further contributing to the production decline are two wells, which watered-out in our Ord Bend field in California. After watering out, these 2 wells were recompleted to two zones at reduced production rates. Additionally, the Company curtailed its workover expenditure program during the second quarter of 2002, which further contributed to the decline in production volumes. The following table summarizes the consolidated results of oil and natural gas production and related pricing for the six months ended June 30, 2002 and 2001:

                                                           For the Six Months Ended June 30,
                                                        ---------------------------------------
                                                          2002            2001        % Change
                                                        --------        --------     ----------
               Oil production volumes (Mbbls)               484             692         -30%
               Gas production volumes (Mmcf)              3,027           4,615         -34
                      Total (Mmcfe)                       5,932           8,766         -32

               Average oil price (per Bbl)               $23.76          $27.12         -12%
               Average gas price (per Mcf)                 3.36            7.78         -57
               Average price (per Mcfe)                    3.66            6.24         -41

               LOSS ON MARKETABLE SECURITIES. We recognized $417,180 in losses on marketable securities for the six months ended June 30, 2001. Marketable securities bought and held principally for the purpose of sale in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet as current assets, with the change in fair value recognized during the period included in earnings. At June 30, 2002, we held no marketable securities.

               LOSS ON DERIVATIVE CONTRACTS. In connection with the issuance of the senior secured notes, we agreed to maintain, subject to certain conditions, on a monthly basis, a rolling two-year derivatives contract until the maturity of the notes on approximately 80% of our projected oil and natural gas production from proved developed producing reserves and the basis differential attributable to approximately 80% of our projected proved developed producing natural gas production from our California properties. These derivative contracts do not qualify for hedge accounting under FAS 133, therefore, the Company marks these transactions to fair value. On March 31, 2002, we terminated certain of our derivative contracts and replaced them with contracts providing for price floors at the prices specified under the terms of the senior secured notes of $2.75 per MMBtu of natural gas and $18.50 per barrel of crude oil. Proceeds from the sale of these contracts were approximately $2.3 million. The purchase price of the floor contracts of approximately $1.8 million has been financed by the Company's derivative contracts counterparty. The estimated fair value of these contracts as of the six months ended June 30, 2002 and 2001 resulted in a net non-cash loss on derivative contracts of $14,233,590 and net non-cash income on derivative contracts of $3,586,626, respectively.

               OTHER. Other income increased $1,559,407 or 174% to $2,456,329 for the six months ended June 30, 2002 when compared to $896,922 for the six months ended June 30, 2001. The increase was the result of the sale of emission reduction credits from our Hastings Field in the approximate amount of $1,457,600 during the second quarter of 2002.

               LEASE OPERATING EXPENSE. Lease operating expense decreased $523,820, or 5%, to $9,956,609 for the six months ended June 30, 2002 from $10,480,429 for the six months ended June 30, 2001. Lease operating expense was $1.68 per Mcfe for the six months ended June 30, 2002, an increase of 40% from $1.20 per Mcfe for the six months ended June 30, 2001. The decrease in lease operating expense is primarily the result of the sale of our Ship Shoal 58 field in June 2001 and the plugging and abandonment of the West Cameron 531, South Marsh Island 232 and Brazos 476 wells and platforms, where lease operations have ceased, in the fourth quarter of 2001. The ceasing of operations in these fields resulted in a reduction of lease operating expense for the last half of 2001 through 2002. The decrease is partially offset by a $249,305 increase in ad valorem taxes, which are expensed during the second quarter of 2002. During the six months ended June 30, 2002, lease operating expense, calculated on a unit of production basis increased by $0.48 per mcfe. This increase is attributable to the 32% decline in oil and natural gas production volumes when compared to the six months ended June 30, 2001.

               WORKOVER EXPENSE. Workover expense decreased $883,527, or 26%, to $2,456,602 for the six months ended June 30, 2002 from $3,340,129 for the six months ended June 30, 2001. Workover expense was $0.41 per Mcfe for the six months ended June 30, 2002, a decrease of 9% from $0.38 per Mcfe for the six months ended June 30, 2001. The decrease is primarily the result of the Company's decision to restrict the use of cash during the second quarter of 2002 in anticipation of the required principal and interest payment which was due on its 12.5% Senior Secured Debt on June 1, 2002. The reduction in the amount of workover expense incurred during the second quarter contributed to the general decline in its production volumes.

               PRODUCTION TAXES. Production taxes decreased by $863,721 or 64% to $477,855 for the six months ended June 30, 2002 from $1,341,576 for the six months ended June 30, 2001. Production taxes were $0.08 per Mcfe for the six months ended June 30, 2002, a decrease of 47% from $0.15 per Mcfe for the six months ended June 30, 2001. Decreases in oil and natural gas production and revenues during the six months ended June 30, 2002 resulted in a decrease in the amount of production taxes paid during the period.

               DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE ("DD&A"). DD&A expense decreased by $2,697,361, or 37%, to $4,564,682 for the six months ended June 30, 2002 from $7,262,043 for the six months ended June 30, 2001. DD&A was $0.77 per Mcfe for the six months ended June 30, 2002, a decrease of 7% from $0.83 per Mcfe for the six months ended June 30, 2001. The decrease in DD&A is the result of the decrease in production volumes during the six months ended June 30, 2002.

               GENERAL AND ADMINISTRATIVE EXPENSE ("G&A"). G&A decreased $548,544, or 17%, to $2,600,687 for the six months ended June 30, 2002 from $3,149,231 for the six months ended June 30, 2001. G&A was $0.44 per Mcfe for the six months ended June 30, 2001, an increase of 22% from $0.36 per Mcfe for the six months ended June 30, 2001. The decrease was primarily the result of a decrease in salary, bonus and related overhead expense of $496,909, a decrease in contract labor of $163,973, a decrease in office rental and relocation expense of $107,633 and a decrease in bad debt expense of $53,568. This decrease was offset by increases in legal and professional fees of $87,396 and an increase in directors fees and related expenses in the amount of $225,000 during the six months ended June 30, 2002.

               INTEREST EXPENSE. Interest expense increased $7,668,256 or 122%, to $13,944,506 for the six months ended June 30, 2002 from $6,276,250 for the six months ended June 30, 2001. The increase is primarily the result of non-cash amortization of bond discount and deferred loan costs to interest expense of $3,245,600 and $2,661,312, respectively, during the six months ended June 30, 2002.

               REORGANIZATION COSTS. We filed a voluntary petition for relief under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division on March 14, 2000. As a result, we incurred certain reorganization costs totaling $139,161 for the six months ended June 30, 2002, a 98% decrease from $7,311,108 for the six months ended June 30, 2001. These reorganization costs consist of the following:

               Professional fees and other - We retained certain legal and accounting professionals to assist with the bankruptcy proceedings and have incurred legal and accounting fees associated with these proceedings totaling $90,955 and $3,524,152 for the six months ended June 30, 2002 and 2001, respectively.

               Interest and amounts paid to creditors - Represents payments of amounts owed to creditors with pre-petition claims, including interest. During the three months ended June 30, 2002 and 2001, $48,206 and $2,547,948, respectively of pre-petition liabilities and interest were paid to creditors.

               Retention costs - In an effort to maintain certain key employees through the bankruptcy period, the Company incurred retention bonuses of $301,740 during the six months ended June 30, 2001. No retention bonuses were incurred during the six months ended June 30, 2002.

               Interest - Interest income earned during bankruptcy has been recorded as an offset to reorganization costs as prescribed by SOP 90-7. During the six months ended June 30, 2002 and 2001, none and $945,721 were offset to reorganization costs, respectively.

               Atasca transaction - As a condition of TDC's plan of reorganization, the Company agreed to transfer all of the oil and natural gas properties owned by Tribo Petroleum Corporation, as of May 1, 2001 to an affiliate, Atasca Resources, Inc., at their net book values of approximately $1,098,000. In connection with this transaction, all balances owing to and from the Company by affiliates on May 1, 2001 were forgiven. These balances aggregated to a net receivable from the affiliates of $785,442. As a consequence of these transactions, the Company recorded a one-time reorganization expense of $1,882,989 during the six months ended June 30, 2001. No amounts were recorded as a result of this transaction during the six months ended June 30, 2002.

               PROVISION FOR INCOME TAXES. A $391,442 provision for income tax was made for the six months ended June 30, 2001, primarily as a result of alternative minimum tax requirements. No provision for federal income tax was required for the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

               In March 1998, we acquired certain onshore Texas oil and natural gas properties from Apache Corporation. Prior to the acquisition, we had approximately $35.0 million in debt outstanding. We incurred approximately $63.0 million of additional debt in connection with the Apache acquisition. In August 1998, before we were able to refinance our debt, commodity prices began falling, with oil prices ultimately reaching a 12-year low in December of that year. The resultant negative effect on our cash flow from the deterioration of commodity prices, coupled with the required amortization payment on our bank loan, severely restricted the amount of capital we were able to dedicate to development drilling. Consequently, our oil and natural gas production declined, further negatively affecting our cash flow. In October 1998, our loan matured and we arranged a forbearance agreement providing for interest payments to be partially capitalized and providing us with additional time to refinance our obligations. In July 1999, the forbearance agreement terminated and we made negotiated interest payments while attempting to negotiate a restructuring of our obligations. By March 2000, the aggregate principal balance of our bank debt had increased as a result of capitalized interest and expenses to approximately $105.0 million. In February 2000, the bank declared the loan in default, demanded payment of all principle and interest and posted the shares of Tribo Petroleum Corporation, at that time our parent corporation and a guarantor of the loan, for foreclosure. As a consequence of the bank's actions, on March 14, 2000, we filed for bankruptcy protection. After the filing, we operated as a "debtor-in-possession," continuing in possession of our estate, the operation of our business and the management of our properties. Under Chapter 11, certain claims against us in existence prior to the filing of the petition were stayed from enforcement or collection. These claims are reflected in full in the consolidated June 30, 2002 and December 31, 2001 balance sheets as "accounts payable subject to renegotiation."

               After we entered into bankruptcy in March 2000, commodity prices began to recover, with natural gas prices eventually reaching historically high levels, particularly in California. During the six month period ended June 30, 2002, the average prices we received for natural gas and oil were $3.36 per Mcf and $23.76 per Bbl.

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

               At June 30, 2002, we had $110.0 million of 12.5% senior secured notes outstanding. The notes mature on June 1, 2006 and require amortization payments of the greater of $20.0 million and 15.3% as of June 1, 2002 and 2003 and an amortization payment of the greater of $15.0 million and 11.5% as of June 1, 2004. A final amortization payment of $75.0 million is due June 1, 2006. Interest is payable semi-annually on June 1 and December 1 of each year. On June 1, 2002, a principal payment in the amount of $20.0 million was made on the notes reducing the outstanding balance on the notes to $110.0 million. Interest in the amount of $8.1 million was deferred until July 1, 2002. Subsequently, on July 3, 2002, the Company entered into a Waiver, Agreement and Supplement (the "Waiver") to the Indenture whereby the interest was added to the outstanding balance of the notes, bringing the total amount of outstanding debt to $118.1 million. In addition, the Company issued to the Noteholders 76,667 shares of Class A common stock, par value $0.01 per share. The Waiver contained additional covenants, one of which required the Company to obtain clear title to an oil and gas property subject to lien no later than August 2, 2002. As the Company was unable to obtain clear title by that date, an event of default occurred to the Waiver and the original Indenture whereby the senior secured notes became due on demand. Accordingly, the senior secured notes and related deferred loan costs have been classified as current in the accompanying consolidated balance sheet at June 30, 2002.

               At June 30, 2002, our cash balance was $2.2 million, a $2.6 million decrease from our cash balance at December 31, 2001.

               Net cash provided by operating activities after reorganization items increased $36.5 million to $12.0 million for the six months ended June 30, 2002 compared to net cash used by operating activities after reorganization items of $24.6 for the six months ended June 30, 2001. The increase is the result of a $41.3 million decrease in net cash used in operating activities for accounts payable subject to renegotiation of $44.2 million at June 30, 2001 compared to $3.0 million at June 30, 2002. The Company reported a net loss of $24.2 million for the six months ended June 30, 2002 when compared to net income of $19.2 million for the six months ended June 30, 2002. During the six months ended June 30, 2002, we recorded a loss on the mark-to-market value of our derivative contracts of $14.2 million. Additionally, on June 18, 2001, we deposited $13.5 million into a restricted cash account as required by our plan of reorganization to satisfy the payment in full of all remaining disputed pre-petition claims. As of June 30, 2002, $11.9 million of cash deposited into this restricted account was disbursed to us or to claimants of pre-petition claims. At June 30, 2002, the balance in the restricted account was $1.6 million.

               Net cash provided by investing activities was $6.3 million during the six months ended June 30, 2002 compared to net cash used in investing activities of $2.0 million during the six months ended June 30, 2001. The increase in net cash provided by investing activities is primarily the result of the sale of certain oil and natural gas properties and net realized proceeds in the amount of $6.0 million. Additionally, the company recognized $2.3 million of proceeds from the sale of derivative contracts and $2.4 million of cash settlements on derivative contracts during the six months ended June 30, 2002.

               Net cash used in financing activities was $20.9 million for the six months ended June 30, 2002 when compared to net cash provided by financing activities of $6.6 million during the six months ended June 30, 2001. The increase in net cash used in financing activities is the result of our payment of $20.0 million of principal on the outstanding balance of our Senior Secured Debt on June 1, 2002.

CAPITAL REQUIREMENTS

               Historically, our principal sources of capital have been cash flow from operations, short-term reserve-based bank loans, proceeds from asset sales and the offering of our 12.5% senior secured notes. Our principal uses for capital have been the acquisition and development of oil and natural gas properties.

               On June 1, 2002, the Company was required to make a $28,125,000 payment of principle and interest on its senior secured notes, and an additional scheduled interest payment of approximately $7,400,000 is due on December 1, 2002. In addition, the Company has a scheduled principal and interest payment of approximately $28,700,000 due June 1, 2003. The Company made its scheduled principal payment of $20,000,000 due on June 1, 2002, but refinanced its scheduled interest payment of $8,125,000 into additional promissory notes under the terms of a Waiver, Agreement and Supplemental Indenture (the "Waiver") (see
Note 7). The Waiver contained additional covenants, one of which required the Company to obtain clear title to an oil and gas property subject to lien by no later than August 2, 2002. As the Company was unable to obtain clear title by that date, an event of default occurred to the Waiver and the original Indenture whereby the senior secured notes became due on demand. Accordingly, the senior secured notes and related deferred loan costs have been classified as current in the accompanying consolidated balance sheet at June 30, 2002. While the Company continues to delay certain of its workover and capital improvement projects in order to maximize available cash to meet its debt obligations, the foregoing event of default could considerably impact the Company's ability to meet its debt and working capital requirements. Should the noteholders demand payment on the notes, the Company will not have the ability to generate sufficient resources to satisfy this obligation. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

               The Company is considering marketing certain of its oil and gas properties in order to meet these scheduled debt obligations and working capital requirements. Several offers to purchase certain of the Company's oil and gas properties have been received to date which, if accepted, and combined with the Company's cash balances at August 1, 2002 of approximately $1.0 million, would provide the Company with sufficient capital to meet its upcoming December 1, 2002 scheduled debt obligation. However, to date, no definitive agreement to sell these properties has been secured.

               To the extent the cash generated from oil and gas property sales and cash flows from continuing operations are insufficient to meet our scheduled debt obligations and our projected working capital needs, we will have to raise additional capital. No assurance can be given that additional funding will be available, or if available, will be on terms acceptable to us. Uncertainty regarding the amount and timing of any proceeds from our plans to raise additional capital raises substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

               In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144, which supercedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of and amends ARB No. 51, Consolidated Financial Statements, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim financials within those fiscal years, with early adoption encouraged. The provisions of SFAS No.

144 are generally to be applied prospectively. We do not believe the adoption of SFAS No. 144 will have a material effect on our financial condition or results of operations.

               In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on our consolidated financial statements. The Company will apply this guidance prospectively.

               On June 20, 2002, the FASB's Emerging Issues Task Force (EITF) reached a partial consensus on Issue No. 02-03, Recognition and Reporting of Gains and Losses on Energy Trading Contracts under EITF Issues No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, and No. 00-17, Measuring the Fair Value of Energy-Related Contracts in Applying Issue No. 98-10. The EITF concluded that, effective for periods ending after July 15, 2002, mark-to-market gains and losses on energy trading contracts (including those to be physically settled) must be retroactively presented on a net basis in earnings. Also, companies must disclose volumes of physically-settled energy trading contracts. The Company is evaluating the impact of this new consensus on the presentation of its consolidated income statement but believes it will not have a material impact on total revenues and expenses. The consensus will have no impact on net income.

               In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a companys commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments Used In Our Production

               We have entered into a combination of natural gas and crude oil price swap and price floor derivative agreements with counterparties to manage commodities price risk associated with a portion of our production. These derivatives are not held for trading purposes. Under the price swap derivative agreements, we receive a fixed price on a notional quantity of natural gas and crude oil in exchange for paying a variable price based on a market index, such as the NYMEX natural gas and crude oil futures. Under the price floor agreements, we have purchased the right to obtain a minimum fixed price on a notional quantity of natural gas and crude oil. We entered into no commodities price swaps or price floor agreements covering production in the first six months of 2001. On March 31, 2002, we terminated certain of our price swap derivative contracts and replaced them with price floors at prices specified under the terms of the senior secured notes of $2.75 per MMBtu of natural gas and $18.50 per barrel of crude oil. Proceeds from the sale of the price swap contracts were approximately $ 2.3 million. The purchase price of the price floor contracts of approximately $1.8 million has been financed by the Company's derivative contracts counterparty. The following table reflects the production volumes and the weighted average prices under our commodities price swaps, which remain in place at June 30, 2002:

              --------------------------------------------------------------------------------------------------
                                                                               NYMEX SWAPS
                                                            ----------------------------------------------------
                 QUARTER ENDING                                    VOLUME                     NYMEX PRICE
                                                            --------------------       -------------------------
                                                              MMcf        MBbl          $/MMBTU           $/Bbl
              --------------------------------------------------------------------------------------------------
               Sep. 30, 2002                                      -          208        $     -        $  25.30
               Dec. 31, 2002                                      -           70              -           25.30
               Mar. 31, 2003                                      -            -              -               -
               Jun. 30, 2003                                      -            -              -               -
               Sep. 30, 2003                                    708          177           3.27           22.33
               Dec. 31, 2003                                    708          177           3.44           20.69
               Mar. 31, 2004                                    462          115           3.36           20.97
               Jun. 30, 2004                                    711          152           3.67           23.01
              --------------------------------------------------------------------------------------------------

The prices presented above are averages for each of the quarters indicated.

               The following table sets forth the production volumes, which are protected with price floors of $2.75 per MMBtu of natural gas and $18.50 per barrel of crude oil as of June 30, 2002:

                          ---------------------------------------------------------
                                                                   NYMEX FLOORS
                                                              ---------------------
                           QUARTER ENDING                             VOLUME
                                                              ---------------------
                                                                  MMcf        MBbl
                          ---------------------------------------------------------
                           Sep. 30, 2002                         1,320          -
                           Dec. 31, 2002                         1,320        146
                           Mar. 31, 2003                           909        173
                           Jun. 30, 2003                           909        173
                           Mar. 31, 2004                           242         52
                          ---------------------------------------------------------

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

Richard Bowman

               On August 9, 2002, shareholder and former Chief Executive Officer Richard Bowman filed suit against the Company, certain members of its board of directors, and Jefferies & Company, Inc. ("Jefferies") in the District Court of Harris County, Texas 55th Judicial District (the "Court"). The suit alleges that certain members of the board of directors and Jefferies violated fiduciary duties by entering into the Waiver (see Note 7 to the consolidated financial statements) to the Indenture. The lawsuit seeks to rescind the Waiver. The Company intends to vigorously defend the actions of the board members subject to this lawsuit.

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

Chieftain International

               On March 31, 1999, Chieftain International (U.S.), Inc. ("Chieftain") filed suit against us in the United States District Court for the Eastern District of Louisiana (the "District Court") alleging that we owed certain joint interest expenses in the approximate amount of $3.0 million, together with accrued interest, attorney's fees, and costs, in connection with Chieftain's operation of two offshore mineral leases. Chieftain took no action with regard to its lawsuit during our bankruptcy, as the litigation in the District Court was stayed pursuant to 11 U.S.C. Section 362. Since emerging from bankruptcy, Chieftain successfully re-opened the litigation in the District Court and has claimed that we now owe approximately $5.1 million, together with accrued interest, attorneys' fees, and costs. However, pursuant to our confirmed plan of reorganization, approximately $5.5 million was segregated in an interest bearing account pending the trial and/or non-judicial resolution of our dispute with Chieftain. On April 17, 2002, we entered into an agreement with Chieftain to stay the litigation for a six-month period in which we will conduct an audit of Chieftain's books and records relating to the litigation. However, $5 million of the funds segregated pending the trial and/or non-judicial resolution of our dispute with Chieftain was transferred to Chieftain prior to the commencement of our audit. We have and will continue to maintain $500,000 in the segregated account pending a resolution of the audit, but all additional funds in the segregated account due to interest accumulation will be distributed to us. If Chieftain's lawsuit is not successfully resolved in the audit process, the lawsuit will be reopened in the District Court and any of Chieftain's remaining claims will be litigated, along with our counterclaims against Chieftain for conducting operations in an imprudent manner.

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

ITEM 2. CHANGES IN SECURITIES

               On July 3, 2002, the Company issued 76,667 shares of its class A common stock, par value $0.01 per share to the holders of its 12.5% senior secured notes. The issuance of the additional shares of class A common stock resulted in a change of control with respect to beneficial ownership of our common stock. An aggregate of 510,000 shares of our common stock were issued and outstanding at July 3, 2002 consisting of 445,000 shares of class A common stock and 65,000 shares of class B common stock. Of these shares, Richard Bowman, our former President and Chief Executive Officer, owns 238,333 shares of class A common stock and no shares of class B common stock, or 47% of our common stock. The holders of the senior secured notes hold an aggregate of 206,667 shares of class A common stock and Jefferies & Company, Inc. hold an aggregate of 65,000 shares of class B common stock, or 53% of our common stock. Prior to the July 3, 2002 issuance of an additional 76,667 shares of class A common stock, Richard Bowman owned 55% of the issued and outstanding shares of common stock. As a result of the aforementioned changes in securities and the resulting change in control, federal tax laws may restrict the Company's ability to utilize its net operating loss carryforward's.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               The Company issued 130,000 units including $130,000,000 in aggregate principal amount of its 12.5% Series A Senior Secured Notes due 2006 on June 18, 2001, and it subsequently exchanged the units for an equal principal amount of notes in an exchange registered with the Securities and Exchange Commission, as defined in the Indenture. On June 3, 2002, the Company timely made a $20,000,000 aggregate principal payment due under the terms of the notes but did not make a $8,125,000 aggregate accrued cash interest payment due on the notes, which was also due on June 3, 2002. The Company had advised the noteholders that it had insufficient funds to make the June 3, 2002 interest payment, which would result in an event of default under the Indenture on July 3, 2002. As a result, the Company requested that the noteholders agree to permit the Company to make the June 1, 2003 interest payment due on the notes, plus the interest due on such interest, through the issuance of additional promissory notes (the "New Notes") with terms identical to the terms of the Series A Notes. The New Notes will not immediately be registered under the Securities Act of 1933 and will not be freely tradable until such time as a registration statement with respect to the exchange of the New Notes has been declared effective by the Securities and Exchange Commission.

               In August, 2002, the Company notified the holders of its senior secured notes that it did not obtain clear title to the Champion #1-H well in the 30 day period required pursuant to the Waiver. The failure to obtain clear title to the Champion #1-H well constitutes an event of default pursuant to the terms of the Waiver and the Indenture. If any event of default occurs and not cured, the noteholders may by notice to the Company, declare all the notes then outstanding to be due and payable upon demand. Although no such declaration or demand has been made upon the Company, the senior secured notes have been classified as current in the accompanying consolidated balance sheet at June 30, 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. FORWARD LOOKING STATEMENTS

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


       EXHIBIT
       NUMBER                             DESCRIPTION
       ------                             -----------

         2.1 Debtor's First Amended Plan of Reorganization approved on May 23, 2001 by the United States Bankruptcy Court for the Southern District of Texas, Houston Division(1)

         2.2 Agreement and Plan of Merger between Tribo Petroleum Corporation and Tri-Union Development Corporation, dated July 27, 2001(1)

         3.1 Restated Articles of Incorporation for Tri-Union Development Corporation, as amended through July 2001.(1)

         3.2 By-laws of Tri-Union Development Corporation as amended and restated through June 18, 2001.(1)

         3.3 Certificate of Incorporation for Tri-Union Operating Company dated as of November 1, 1974, as amended through May 30, 1996.(1)

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

         4.5 Intercreditor and Collateral Agency Agreement among Tri-Union Development Corporation, Tribo Petroleum Corporation, Tri-Union Operating Company and Wells Fargo Bank Minnesota, National Association, as Collateral Agent, and Firstar Bank, National Association, as Trustee, dated June 18, 2001.(1)

         4.6 Pledge and Collateral Account Agreement among Wells Fargo Bank Minnesota, National Association, as Collateral Agent, Tribo Petroleum Corporation, Tri-Union Development Corporation and Tri-Union Operating Company, as Obligors, dated June 18, 2001.(1)

         4.7 Mortgage, Deed of Trust, assignment of Production, Security Agreement and Financing Statement of Tri-Union Development Corporation, dated June 18, 2001. (1)

         4.8 Waiver, Agreement and Supplemental Agreement dated as of July 3, 2002 by and among Tri-Union Development Corporation, each of the Guarantors party thereto, U.S. Bank National Association, formerly known as Firstar Bank National Association, Jefferies & Company, Inc. and each of the noteholders party thereto.(2)

         10.1 Amended and Restated Lease Agreement between Tribo Production Company, Ltd. and Tri-Union Development Corporation dated June 18, 2001.(1)

         10.2 ISDA Master Agreement by and between Bank of America, N.A. and Tri-Union Development Corporation, dated June 18, 2001.(1)

         16.1     Letter of Hidalgo, Banfill, Zlotnik & Kermali, P.C.(1)

         21.1     Subsidiaries of Registrant.(1)



(1) Incorporation by reference to the comparably numbered Exhibit to the Registration Statement on Form S-4 filed by the Issuer November 2, 2001.

(2) Attached hereto.

SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TRI-UNION DEVELOPMENT CORPORATION





   August 14, 2002                        By: /s/ JAMES M. TRIMBLE
---------------------                        -----------------------------------
                                              James M. Trimble, Chief Executive
                                              Officer and President






                                          By: /s/ SUZANNE R. AMBROSE
                                             -----------------------------------
                                              Suzanne R. Ambrose, Vice President
                                              and Chief Financial Officer

                                  EXHIBIT INDEX


       EXHIBIT
       NUMBER                             DESCRIPTION
       ------                             -----------

         2.1 Debtor's First Amended Plan of Reorganization approved on May 23, 2001 by the United States Bankruptcy Court for the Southern District of Texas, Houston Division(1)

         2.2 Agreement and Plan of Merger between Tribo Petroleum Corporation and Tri-Union Development Corporation, dated July 27, 2001(1)

         3.1 Restated Articles of Incorporation for Tri-Union Development Corporation, as amended through July 2001.(1)

         3.2 By-laws of Tri-Union Development Corporation as amended and restated through June 18, 2001.(1)

         3.3 Certificate of Incorporation for Tri-Union Operating Company dated as of November 1, 1974, as amended through May 30, 1996.(1)

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

         4.5 Intercreditor and Collateral Agency Agreement among Tri-Union Development Corporation, Tribo Petroleum Corporation, Tri-Union Operating Company and Wells Fargo Bank Minnesota, National Association, as Collateral Agent, and Firstar Bank, National Association, as Trustee, dated June 18, 2001.(1)

         4.6 Pledge and Collateral Account Agreement among Wells Fargo Bank Minnesota, National Association, as Collateral Agent, Tribo Petroleum Corporation, Tri-Union Development Corporation and Tri-Union Operating Company, as Obligors, dated June 18, 2001.(1)

         4.7 Mortgage, Deed of Trust, assignment of Production, Security Agreement and Financing Statement of Tri-Union Development Corporation, dated June 18, 2001. (1)

         4.8 Waiver, Agreement and Supplemental Agreement dated as of July 3, 2002 by and among Tri-Union Development Corporation, each of the Guarantors party thereto, U.S. Bank National Association, formerly known as Firstar Bank National Association, Jefferies & Company, Inc. and each of the noteholders party thereto.(2)

         10.1 Amended and Restated Lease Agreement between Tribo Production Company, Ltd. and Tri-Union Development Corporation dated June 18, 2001.(1)

         10.2 ISDA Master Agreement by and between Bank of America, N.A. and Tri-Union Development Corporation, dated June 18, 2001.(1)

         16.1     Letter of Hidalgo, Banfill, Zlotnik & Kermali, P.C.(1)

         21.1     Subsidiaries of Registrant.(1)



(1) Incorporation by reference to the comparably numbered Exhibit to the Registration Statement on Form S-4 filed by the Issuer November 2, 2001.

(2) Attached hereto.