Form 10-K
period 2002-12-31
TRI UNION DEVELOPMENT CORP
filed 2003-03-31
CIK 1145076

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

                   For the fiscal year ended December 31, 2002

                        Commission file number: 333-66282

                        TRI-UNION DEVELOPMENT CORPORATION
             (Exact name of registrant as specified in its charter)

                  Texas                                       76-0381207
     (State or other jurisdiction of                         (IRS Employer
     incorporation or organization)                      Identification Number)

         801 Travis, Suite 2102                                   77002
             Houston, Texas                                    (Zip Code)
(Address of principal executive offices)

                                 (713) 533-4000
              (Registrant's telephone number, including area code)

           Securities Registered pursuant to Section 12(b) of the Act:

                                      None

            Securities Register pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

yes   X    no
   ------    ------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

yes   X    no
   ------    ------

As of March 31, 2003 there were 445,000 shares of Class A Common Stock, par value $0.01 per share and 65,000 shares of Class B Common Stock, par value $0.01 per share, outstanding.

Documents incorporated by reference:  None

                        TRI-UNION DEVELOPMENT CORPORATION
                     (formerly Tribo Petroleum Corporation)

                                TABLE OF CONTENTS


Part I.

            Item 1.           Business .............................................................................      2
            Item 2.           Properties ...........................................................................      5
            Item 3.           Legal Proceedings ....................................................................     20
            Item 4.           Submission of Matters to a Vote of Security Holders ..................................     21

Part II.

            Item 5.           Market for Common Stock and Related Shareholder Matters ..............................     21
            Item 6.           Selected Financial Data ..............................................................     23
            Item 7.           Management's Discussion and Analysis of Financial Condition and
                                    Results of Operations ..........................................................     24
            Item 7a.          Qualitative and Quantitative Disclosures About Market Risks ..........................     35
            Item 8.           Financial Statements and Supplementary Data ..........................................     36
            Item 9.           Changes in and Disagreements with Accountants on Accounting and
                                    Financial Disclosure ...........................................................     36

Part III.

            Item 10.          Directors and Executive Officers of the Registrant ...................................     36
            Item 11.          Director and Executive Compensation ..................................................     37
            Item 12.          Security Ownership of Certain Beneficial Owners and Management .......................     38
            Item 13.          Certain Relationships and Related Transactions .......................................     38

Part IV.

            Item 14.          Controls and Procedures ..............................................................     40
            Item 15.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K .....................     41

Glossary of Selected Oil and Gas Terms .............................................................................     42
Signatures .........................................................................................................     45
Section 302 Officers' Certifications ...............................................................................     46
Financial Statements
            Reports of Independent Public Accounts .................................................................    F-2
            Consolidated Balance Sheets ............................................................................    F-3
            Consolidated Statements of Operations and Comprehensive Income (Loss) ..................................    F-4
            Consolidated Statements of Stockholders' Equity (Capital Deficit) ......................................    F-5
            Consolidated Statements of Cash Flows ..................................................................    F-6
            Notes to Consolidated Financial Statements .............................................................    F-8

SUMMARY

Unless specified otherwise, references to "Tri-Union," "we," and "our" refer to Tri-Union Development Corporation ("TDC") and Tri-Union Operating Company ("TOC"), our wholly owned subsidiary. The consolidated historical financial, reserve, and operating data set forth include information for our subsidiary and us on a consolidated basis. The information in this report gives effect to our merger with our former parent corporation, Tribo Petroleum Corporation, on July 27, 2001. If you are not familiar with some of the oil and natural gas terms used in this report, please read "Glossary of Selected Oil and Natural Gas Terms" beginning on page 42.

PART I.

ITEM 1.  BUSINESS

     We are an independent oil and natural gas company engaged in the acquisition, development, exploration and production of oil and natural gas properties in three core areas. Our operating areas are located onshore Texas Gulf Coast, offshore Gulf Coast in the shallow waters of the Gulf of Mexico and in the Sacramento Basin of northern California.

     We have one subsidiary, Tri-Union Operating Company, which is wholly owned by us. Tri-Union Operating Company's principal asset is a net profits interest in a field operated by us representing less than 5% of our consolidated proved reserves.

     At December 31, 2002, we had estimated net proved reserves of 187.3 Bcfe, approximately 45.7% of which were natural gas, with a reserve life of 18.1 years. Our reserve base is diversified across our three core areas, with 69.5 % of our proved reserves located onshore Gulf Coast, 4.0% offshore Gulf Coast and 26.5% in California. Each of these core areas is characterized by years of stable, historical production and numerous producing wells. We operate approximately 98% of our proved reserves.

     We own interests in 15 fields located onshore Gulf Coast, 13 producing blocks offshore Gulf Coast and 15 fields located in California. During 2002, we had average production of approximately 28.4 Mmcfe per day.

     We have a large inventory of development projects that we have only recently begun to exploit. Because we operate in older, more mature fields with long production histories and many producing wells, we believe these projects represent low-risk opportunities to add to our reserves.

     In our California region during 2002, we participated in the drilling of 4 development wells, and completed 33 sidetrack/deepening and stimulation projects of existing wells. We continue to evaluate seismic data acquired in 2001 and expect the results to lead to a significant number of additional opportunities. As discussed below, our current working capital constraints may restrict our ability to pursue these opportunities.

     At December 31, 2002, approximately 80% of our projected oil and natural gas production from proved developed producing reserves was hedged through December 31, 2004 at average SWAP prices of $3.62 per Mcf and $22.91 per Bbl, or a weighted-average natural gas-equivalent price of approximately $3.73 per Mcfe. In connection with the issuance of our senior secured notes, we agreed to maintain, on a monthly basis, a rolling two-year hedge program until the maturity of the notes, subject to certain conditions. In March 2002, we terminated certain of our derivatives contracts and replaced them with contracts providing for price floors at the prices specified under the terms of the senior secured notes of $2.75 per MMBtu of natural gas (Henry Hub) and $18.50 per barrel of crude oil (West Texas Intermediate).

     We acquired our first significant reserves in 1996 with the Reunion acquisition. Since January 1997, our first full year following the Reunion acquisition, our reserves increased from 46.9 Bcfe to 187.3 Bcfe.

     On July 27, 2001, we were the surviving corporation in a merger with our parent corporation, Tribo Petroleum Corporation. As a consequence of this merger, we assumed all of the rights and obligations of Tribo.

RECENT DEVELOPMENTS

     Senior Secured Notes. On June 18, 2001 we issued $130 million of 12.5% senior secured notes due June 1, 2006. Interest on the notes are payable semiannually on June 1 and December 1 of each year. Principal is payable in installments beginning on June 1, 2002, with final maturity on June 1, 2006.

     On June 1, 2002, we were required to make a $28,125,000 payment of principal and interest on our senior secured notes, and an additional scheduled interest payment of approximately $7,400,000 on December 1, 2002. We made the scheduled principal payment of $20,000,000 due on June 1, 2002 and the scheduled interest payment of $7,400,000 on December 1, 2002. We issued additional notes to satisfaction of the interest payment due June 1, 2002 in the amount of $8,125,000. In connection with the issuance of additional notes to satisfy the June 1, 2002 interest payment, we entered into a Waiver, Agreement and Supplemental Indenture (the "Waiver") with the holders of the senior secured notes. The Waiver contained additional covenants, one of which required that we obtain clear title to an oil and gas property subject to lien by no later than August 2, 2002. Additionally, the Waiver contained covenants requiring us to maintain average daily production levels of 28.5 Mmcfe per day and to generate $4.0 million and $4.2 million of EBITDA, as adjusted for the non-cash effects of oil and gas hedging contracts as of the end of September 30, 2002 and December 31, 2002, respectively. We were unable to obtain clear title to the subject property by August 2, 2002, did not maintain the required production levels, and did not meet the required EBITDA thresholds. As a result, an event of default occurred under the Waiver and the Indenture for the notes. Because of the event of default, the holders of the senior secured notes have the right, upon compliance with the procedures set forth in the indenture, to declare the entire principal and interest of the notes immediately due and payable. Accordingly, the senior secured notes and related deferred loan costs have been classified as current in the accompanying consolidated balance sheet at December 31, 2002.

     On June 1, 2003, we are required to pay approximately $27.4 million of principle and interest on the senior secured notes, and an additional scheduled interest payment of $6,133,000 due on December 1, 2003.

     Change of control. As additional consideration to cause the holders of our senior secured notes to approve the Waiver, we issued 76,667 shares of our common stock to the holders of the senior secured notes. As a result of this issuance, Mr. Richard Bowman ceased to own a majority of our common stock. Mr. Bowman has initiated litigation against us in connection with this issuance of common stock.

     Abandonment Costs and Bonding Requirements. We operate oil and natural gas properties in the Gulf of Mexico, which obligates us to pay substantial costs to abandon wells that are no longer producing, to remove any and all structures and facilities and to verify site clearance. We estimate that our abandonment costs during 2003 and 2004 will be $5.8 million and $6.8 million respectively, and $11.1 million thereafter. Under requirements of the U.S. Department of Interior, U.S. Minerals Management Service ("MMS"), we have caused surety bonds in the amount of $9.9 million to be issued to secure our obligations. The issuer of the bonds has notified us on several occasions that it intends to cancel all or a portion of the outstanding bonds. The issuer of the bonds has cancelled a portion of our bonds, but a $3.0 million area wide development bond remains in effect and allows us to continue production, however, we cannot pursue any new development. If the bond issuer were to cancel the remaining bond, the MMS will have the right, which we expect they would exercise, to issue a shut-in order, requiring that we cease producing the bonded off-shore properties we operate. If the MMS issues a shut-in order, the MMS would, in effect, take over operation of our operated offshore facilities, and we would no longer have access to such facilities. The cost incurred by the MMS to operate our facilities would be required to be paid by us. In addition, the shut-in of our wells by the MMS will require us to begin abandonment operations earlier than scheduled, thereby accelerating our obligation to pay abandonment costs described above. The MMS may also have the ability to assess fines and penalties against us in connection with such shut-in.

     Capital Expenditures. Our current working capital constraints have required us to limit our budgeted capital expenditures during 2002 and 2003. During 2003, we currently intend to utilize cash flows from operations for the drilling of one Yegua gas well in the Barber's Hill field in Texas currently budgeted for an amount of approximately $1.7 million and two Forbes gas wells in Grimes field in California for a budgeted total of approximately $0.7 million during the first half of 2003. Additionally, we intend to utilize cash flows from operations to commence the plugging and abandonment of 7 offshore facilities, totaling approximately $10.0 million over the next 18 months.

     Management's Plan. We do not expect that our cash flows from operation will be sufficient to finance the payment of principal and interest on the senior secured notes, our abandonment liabilities and our capital budget. We are evaluating our alternatives to finance these obligations. The alternatives we are evaluating include

     o     sale of oil and gas properties or production payments,
     o     restructuring our senior secured notes, and
     o     issuing of additional equity.

We have retained an investment bank to solicit bids for our oil and gas properties. In addition, we have had extended discussions with holders of our senior notes regarding a restructuring of the notes. We have also had discussions with possible investors regarding an investment in our company. None of these discussions have resulted in an offer or formal proposal.

     A restructuring that involves a sale of all or substantially all of our assets or requires the issuance of certain amounts of equity may require the approval of Mr. Bowman as a stockholder. We are currently involved in litigation with Mr. Bowman (see Item 3 - "Legal Proceedings").

     Uncertainty regarding the amount and timing of the various alternatives begin reviewed, as well as current operating losses and our existing capital deficit, raises substantial doubt about the Company's ability to continue as a going concern.

OUR BANKRUPTCY AND RECAPITALIZATION

     In March 1998, we acquired certain onshore Texas oil and natural gas properties from Apache Corporation. Prior to the acquisition, we had approximately $35 million in debt outstanding. We incurred approximately another $63 million in debt in connection with the acquisition. A portion of this debt was in the form of a short-term, amortizing bank loan. In August 1998, before we were able to refinance our bank loan, commodity prices began falling, with oil prices ultimately reaching a 12-year low in December 1998. The resultant negative effect on our cash flow from the deterioration of commodity prices, coupled with the required amortization payments on our bank loan, severely restricted the amount of capital we were able to dedicate to development drilling. Consequently, our oil and natural gas production declined, further negatively affecting our cash flow. In October 1998, our short-term loan matured and we arranged a forbearance agreement providing for interest payments to be partially capitalized and providing us additional time to refinance our obligations. In July 1999, the forbearance agreement terminated and we made negotiated interest payments while attempting to negotiate a restructuring of our obligations. By March 2000, the aggregate principal balance of our bank debt had increased as a result of capitalized interest and expenses to approximately $105 million. In February 2000, the bank declared a default on the loan, demanded payment of all principal and interest and posted the shares of Tribo Petroleum Corporation, our parent corporation and a guarantor of the loan, for foreclosure. As a consequence of the bank's foreclosure action, on March 14, 2000, we chose to seek protection under Chapter 11 of the Bankruptcy Code in U.S. Bankruptcy Court for the Southern District of Texas, Houston Division. Tri-Union Operating Company continued to operate outside of bankruptcy.

     As a result of the redeployment of funds formerly utilized for amortization payments, we conducted a limited but highly successful development-drilling program during the period of the bankruptcy, which resulted in an increase of our average daily production. This production increase, coupled with improved commodity prices, allowed us to increase our cash position to approximately $66.7 million immediately prior to closing of the offering of our senior secured notes from approximately $1.4 million on March 14, 2000. The senior secured notes were issued on June 18, 2001 as part of a private unit offering, with each unit consisting of one note in the principal amount of $1,000 and one share of class A common stock of our former parent corporation, Tribo Petroleum Corporation, with which we merged on July 27, 2001. The units were sold to Jefferies & Company, Inc., as initial purchaser. The initial purchaser sold the units to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The proceeds of the offering of the notes and our available cash balances allowed us to satisfy all creditor claims in full, including interest, in accordance with the amended plan of reorganization that we filed on May 9, 2001 and to exit bankruptcy on June 18, 2001.

SENIOR SECURED NOTES

     The senior secured notes were issued on June 18, 2001 at an original issuance amount of $130 million under an indenture complying with the Trust Indenture Act of 1939. U.S. Bank National Association (f/k/a Firstar Bank, National Association) is the trustee under the indenture. The notes bear interest at 12.5% per annum, payable semiannually on June 1 and December 1 of each year. Principal is payable in installments beginning on June 1, 2002, with final maturity on June 1, 2006. On June 1, 2003, the Company is required to pay an installment equal to the greater of $20,000,000 or 15.3% of the aggregate principal balance of the notes. On June 1, 2004, the Company is required to pay an installment equal to the greater of $15,000,000 or 11.5% of the aggregate principal balance of the notes. There are limits on the Company's ability to redeem the notes, including penalties if redeemed prior to June 1, 2005.

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

     The indenture contains certain covenants, including covenants that limit the Company's ability to incur additional debt, to sell or transfer its assets and covenants that require the board of directors to consist of no fewer than three individuals, at least 60% of which are required to be independent. Additionally, the Company is required to hedge its oil and natural gas production so as to maintain hedged revenue to interest expense ratio of at least three to one and to maintain a two year rolling hedge program until the maturity of the notes. The Company is not permitted to hedge more than 80% of its projected proved developed producing volumes of oil and natural gas, except under price floor contracts or options, and the Company is not required to enter into hedges when certain benchmark prices are less than $2.75 per MMBtu or $18.50 per Bbl.

ITEM 2.  PROPERTIES

     Our oil and natural gas properties are primarily located in three core areas of operation: (1) onshore Gulf Coast in Texas; (2) offshore Gulf Coast in the shallow waters of the Gulf of Mexico; and (3) in the Sacramento Basin of northern California. All of our oil and natural gas properties are subject to the lien of the indenture that secures the senior secured notes, as well as liens imposed by operation of law, such as mechanic's liens and liens for property taxes not yet due. None of our properties has an attached payment or performance obligation.

     Our onshore Gulf Coast properties accounted for 69.5% of our proved reserves at December 31, 2002 and 57.2% of our production during 2002. Our onshore Gulf Coast proved reserves were distributed among 15 fields and approximately 289 producing wells and a number of undeveloped locations. Most of our onshore Gulf Coast producing wells have been on production for several years and their respective production decline rates are relatively slow and well established. Our working interests in the fields range from 17.5% to 100% with an average working interest of 87.3%. We operate 14 of our 15 fields in the onshore Gulf Coast area and 8 of our 14 top value properties are located in the area. Each of these top value properties is operated by us and, in aggregate, accounted for 82.9% of the production from the area during 2002 and 89.8% of our proved reserves in the area at December 31, 2002.

     Our offshore Gulf Coast properties accounted for 4.0% of our proved reserves and 14.3% of our production for the year ended December 31, 2002. Our offshore Gulf Coast proved reserves were distributed among 13 fields. Our working interests in the fields range from 5.0% to 100%. We operate 3 of our 13 fields in the area. As indicated under "Recent Developments," these properties will require material expenditure to abandon wells in the future.

     Our California properties accounted for 26.5% of our proved reserves and 28.5% of our production for the year ended December 31, 2002. At December 31, 2002, our proved reserves in the area were distributed among 15 fields. Most of our producing wells in California benefit from long production histories and well established decline curves. Additionally, we have benefited from a net sales price for our natural gas production in this area that has generally exceeded NYMEX natural gas prices. Our working interests in California range from approximately 2.5% to 100% with an average working interest of 57%. We operate 10 of our 15 fields in the area. Three of our 14 top value properties are located in California. We operate all 3 of these properties, which account for approximately 78.4% of the production from the area during 2002 and 94.8% of our proved reserves in the area at December 31, 2002. We conducted a 3-D seismic survey covering approximately 33 square miles of our leasehold, which was completed in January 2002. We anticipate that the 3-D seismic survey will confirm specific locations for previously identified development prospects and may additionally yield opportunities to drill exploratory wells in our Grimes and Sutter City fields. Our $0.7 million capital budget for the area during 2003 includes recompletion and low-risk development drilling projects targeting 1.4 Bcfe of proved undeveloped reserves.

     The following table and discussion shows our estimated net proved reserves, PV-10 values, 2002 net production and descriptive information for our three core areas and the principal properties within each core area. These principal properties accounted for approximately 90.5% of our net proved reserves at December 31, 2002. These same properties accounted for 77.1% of our total oil and natural gas production during 2002. The estimates of reserve values include future assumed production attributable to future development and plugging and abandonment activities that the Company does not currently have the ability to fund. If the Company is unable to obtain additional funds, it may not be able to develop its oil and natural gas properties as estimated in its December 31, 2002 reserve report. The information set forth below is based on the report of our independent engineers as described below under "Oil and Natural Gas Reserves."


                                           Net Proved                                                   % of Net
                                            Reserves                                % of Net             Proved
               Field                       (Mmcfe)(1)       PV-10 Value(1)        Production(2)         Reserves(1)
                                        ---------------     ---------------      ---------------      ---------------
                                                            (in thousands)
Onshore Gulf Coast:
    Hastings Complex ..............              76,635     $        67,015                 33.8%                40.9%
    Constitution ..................               6,624              17,982                  2.7                  3.5
    Word ..........................               7,472              11,391                  1.1                  4.0
    AWP ...........................               9,732              19,046                  2.1                  5.2
    Sour Lake .....................               3,169               6,389                  3.2                  1.7
    North Alvin ...................               1,832               3,913                  1.0                  1.0
    South Liberty .................               5,834               9,570                  2.9                  3.1
    Barber's Hill .................               5,569              12,624                  0.7                  3.0
    Other .........................              13,230              19,313                  9.7                  7.1
                                        ---------------     ---------------      ---------------      ---------------
              Subtotal ............             130,097             167,243                 57.2                 69.5

Offshore Gulf Coast:
    South Timbalier 162 ...........               1,693               1,922                  1.5                  0.9
    South Marsh Island 255 ........               1,601               4,576                  5.9                  0.9
    High Island 537 ...............               2,208               4,221                  0.0                  1.2
    Other .........................               2,019             (10,373)                 6.9                  1.0
                                        ---------------     ---------------      ---------------      ---------------
              Subtotal ............               7,521                 346                 14.3                  4.0

California:
    Sutter Buttes .................              26,679              33,037                  7.4                 14.2
    Grimes ........................               5,843              10,803                 10.1                  3.1
    Sycamore ......................              14,532              24,731                  4.9                  7.8
    Other .........................               2,599               5,509                  6.1                  1.4
                                        ---------------     ---------------      ---------------      ---------------
              Subtotal ............              49,653              74,080                 28.5                 26.5
                                        ---------------     ---------------      ---------------      ---------------
              Total ...............             187,271     $       241,669                100.0%               100.0%
                                        ===============     ===============      ===============      ===============

----------

(1) Based on our PV-10 Value and proved reserve estimates as of December 31, 2002.

(2)  For the twelve months ended December 31, 2002.

Onshore Gulf Coast

     Hastings Complex. The Hastings Complex includes three fields, encompasses approximately 8,800 gross acres and is located approximately 30 miles south of Houston in Brazoria County, Texas. In March 1998 we acquired working interests in the three fields ranging from 68.3% to 100%. The fields produce from multiple Miocene and Frio reservoirs at depths ranging from 2,000 feet to 7,000 feet. At the time of our acquisition, the fields had produced in excess of 4,351 Bcfe since discovery in 1934 by Stanolind Oil and Gas Co. Net production from the field was approximately 9,607 Mcfe per day during 2002.

     Since assuming operations in August 1998, we have increased production and reduced operating expenses in the field. We were able to achieve this with minimal capital investment by re-engineering the field's artificial lift system, exploiting behind pipe opportunities and eliminating uneconomic wells. At December 31, 2002 we had proved reserves of 76,635 MMcfe. During 2003, we intend to continue our production and cost optimization efforts.

     Constitution Field. In March 1998 we acquired our working interests in the Constitution field, which is located in Jefferson County, Texas. Our working interests range from 25.0% to 100.0%. The field produces from the Yegua reservoir at depths ranging from 13,500 feet to 15,011 feet. As of the date we assumed operations, the net daily production from the field was approximately 339 Mcfe. During 2000 we recompleted our Westbury Farms #1 well to the Yegua Sand and then fracture stimulated the reservoir. Initial net production after stimulation was approximately 10,013 Mcfe per day. Our success in the Westbury Farms #1 resulted in reserve additions from four additional proved undeveloped locations. Net daily production from the Constitution field during 2002 was 758 Mcfe and at December 31, 2002 we had proved reserves of 6,624 MMcfe.

     Word Field. The Word field is located in Lavaca County, Texas and produces from the Lower Wilcox and Edwards Limestone reservoirs at depths from 8,100 feet to 13,200 feet. In March 1998 we acquired working interests that range from 87.5% to 100.0%. At the time of our acquisition, the field had produced over 47 Bcfe since its discovery in 1944 and was then producing at a net daily rate of 702 Mcfe per day. Net daily production from the field during 2002 averaged 312 Mcfe per day and at December 31, 2002 we had proved reserves of 7,472 MMcfe, including reserves from one proved behind pipe objective and four proved undeveloped Edwards locations.

     AWP Field. Our interest in the AWP field covers 5,144 acres in McMullen County, Texas. The field produces from the Olmos and Wales reservoirs at depths ranging from 5,775 feet to 8,950 feet. In March 1998 we acquired our working interest in the field, which ranges from 97.2% to 100.0%. At the time of our acquisition, the field had produced over 430 Bcfe since its discovery in 1981. Net daily production from our acreage in the field in 2002 averaged approximately 599 Mcfe and we had proved reserves of 9,732 MMcfe at December 31, 2002, including reserves attributable to eight proved undeveloped Olmos locations and 10 behind pipe Wales objectives. During recent years, the field has experienced a resurgence of activity by other operators due to advances in fracture stimulation technology. Consequently, we believe that significant low-risk drilling and refracturing opportunities exist on our acreage.

     Sour Lake Field. The Sour Lake field, discovered in 1902, is the second oldest oil field in Texas. It is located 15 miles west of Beaumont, Texas in Hardin County and produces from the Miocene, Frio and Yegua reservoirs at depths ranging from 800 feet to 7,577 feet. Our acreage was acquired from Apache in March 1998. Apache had acquired the acreage from Texaco, who discovered the field. We own 100% of the working interest and mineral estate in fee under 930 acres in the field. Our largest contiguous lease position in the field, 815 acres, is situated over the structural high and is the field's most prolific area. Net daily production from the field during 2002 averaged approximately 917 Mcfe and we had proved reserves of 3,169 MMcfe at December 31, 2002, including reserves attributable to six proved behind pipe objectives and two proved undeveloped locations.

     North Alvin Field. In 1996, as part of the Reunion acquisition, we acquired working interests ranging from 34.3% to 41.6% in the North Alvin field, located in Brazoria County, Texas. The field produces from Frio sandstones at depths ranging from 7,900 feet to 8,600 feet. At the time of our acquisition the field had produced over 28.4 Bcfe. Net daily production from the field in 2002 averaged approximately 278 Mcfe and we had proved reserves of 1,832 MMcfe at December 31, 2002. The proved reserves in the field include undeveloped reserves attributable to four reservoirs that we believe can be accessed by one drilling well.

     South Liberty Field. The South Liberty field is located 35 miles east of Houston in Liberty County, Texas. We own a 100% working interest in the field. We acquired our interest in South Liberty in March 1998 and at the time of the acquisition the field had produced over 632 Bcfe since its discovery in 1925. The field produces from Miocene, Frio, Yegua and Cook Mountain reservoirs at depths ranging from 1,500 feet to 11,000 feet. Net daily production from the field during 2002 averaged approximately 825 Mcfe and we had proved reserves of 5,834 MMcfe at December 31, 2002.

     Barber's Hill Field. We acquired our 100% working interest in the Barber's Hill field in 1998 with the Apache acquisition. To further develop the Yegua sand reserves in the field, a 3-D seismic program completed in 2001 delineated one PUD location, offsetting previous Texaco Yegua wells in the field. Net daily production from the field during 2002 averaged approximately 190 Mcfe and we had proved reserves of 5,569 MMcfe at December 31, 2002, which included the proved undeveloped drilling opportunity.

Offshore Gulf Coast

     South Timbalier 162 Field. We acquired a 100% working interest in the South Timbalier 162 Field in 1997. The field was originally developed by Shell Oil and Amoco during the 1960's. Production has come from over 10 productive reservoirs ranging from 6,000 feet to 10,000 feet. Net production during 2002 was 414 Mcfe per day and we have 1,693 Mmcfe of proved reserves at December 31, 2002. We have three reservoirs with proved behind pipe reserves in two wells currently shut-in.

     South Marsh Island 255 Field. We own a 25% working interest in this Ocean Energy operated field. We produced 1,684 Mcfe per day during 2002 from this dually completed well and have 1,601 Mmcfe of proved reserves at December 31, 2002. The reserves include one non-producing plugback in the current wellbore.

     High Island 537 Field. We own a 100% working interest in this field as a result of a late 1997 acquisition. We have 2,208 Mmcfe behind-pipe reserves in two reservoirs in one well in the field.

California

     Sutter Buttes Field. Acquired in 1996, our largest contiguous operation in California is in the Sutter Buttes field in northern California, located approximately 40 miles north of Sacramento in Sutter and Colusa Counties. Our working interests range from 53.2% to 100%. The Sutter Buttes field is comprised of over 43,000 contiguous gross acres of leasehold with approximately 60 producing wells, which we operate. At December 31, 2002 we owned 38,000 net acres in the field. We have extensive operating expertise in this area and significant experience with the Forbes and Kione producing reservoirs. From November 1998 to February 2002, we drilled 13 development wells targeting the Forbes and Kione reservoirs at depths of 3,100 feet to 7,100 feet. Twelve of the wells were successful and resulted in significant increases in our production and cash flow. Our net daily production during 2002 averaged 2,100 Mcfe and our proved reserves at December 31, 2002 were 26,679 MMcfe. Additionally, we conducted a 3-D Seismic survey on 15 square miles in the Sutter City Field. The Sutter City leases have produced exclusively from the shallower Kione sands. The 3-D seismic survey will evaluate the deeper Forbes interval that has been prolific on our adjacent acreage.

     Grimes Field. Our Grimes field, also acquired in 1996, is located to the southwest of Sutter Buttes and also produces from the Forbes and Kione sandstones. Our working interests range from 6.3% to 96.0%. Net daily production during 2002 averaged 2,869 Mcfe and we had proved reserves of 5,843 MMcfe at December 31, 2002. There has been limited development in the field during recent years. During 2001 we successfully conducted an 18 square mile 3-D survey over our acreage in the Grimes field. The 3-D survey indicates we have multiple development and exploitation drilling opportunities similar to those that we have completed in the Sutter Buttes area since late 1998. We have 3 PUD locations in the Grimes field.

     Sycamore Field. We acquired our 80% working interest in this field in the Reunion Acquisition in 1996. Net daily production from the field during 2002 averaged 1,385 Mcfe per day. Plug back activity on existing wells has yielded significant upside production during 2001 and 2002. We continued our workover efforts into 2002. Proved reserves in the field are 14,532 Mmcfe at December 31, 2002, which includes 14 PUD locations.

OIL AND NATURAL GAS RESERVES

     The following table sets forth information with respect to our estimated net proved oil and natural gas reserves and the related present values of such reserves at the dates shown. The reserve and present value data for our existing properties as of December 31, 2000 was prepared by Huddleston & Co., Inc. and by DeGolyer and MacNaughton as of December 31, 2001 and 2002.


                                                                   At December 31,
                                                     ----------------------------------------------
                                                         2000             2001             2002
                                                     ------------     ------------     ------------
Proved Developed Reserves: (3)
     Oil and condensate (MBbls) ................           12,290           11,306           15,474
     Natural gas (MMcf) ........................           45,575           45,767           28,225
                 Total (MMcfe) .................          119,315          113,603          121,069
Proved Reserves: (3)
     Oil and condensate (MBbls) ................           15,073           14,115           16,935
     Natural gas (MMcf) ........................           89,699          106,965           85,662
     Total (MMcfe) .............................          180,137          191,654          187,271
PV-10 Value (in thousands)(1) ..................     $    630,002     $    143,805     $    241,669
Standardized Measure (in thousands)(2) .........     $    472,279     $    128,231     $    190,311
Reserve life (in years) ........................             11.0             12.5             18.1

----------

(1) The average prices used in calculating PV-10 Value and Standardized Measure as of December 31, 2002 were $4.49 per Mcf and $30.09 per Bbl. The SEC does not permit disclosure of PV-10 Value in financial statements filed with the SEC.

(2) Represents PV-10 Value adjusted for the effects of future estimated income tax expense. Income tax expense is computed based on applying the appropriate statutory tax rate to the excess of future cash inflows less future production and development costs over the current tax basis of the properties involved, less applicable carryforwards, for both regular and alternative minimum tax. Standardized Measure is the measure of future net cash flows permitted by SEC rules to be included in financial statements filed with the SEC.

(3) Does not include reserve estimates for the Champion #1-H well (see Item 3 - Legal Proceedings).

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

     In general, the volume of production from oil and natural gas properties declines as reserves are depleted. Except to the extent we acquire properties containing proved reserves or conduct successful exploration and development activities, or both, our proved reserves will decline as reserves are produced. Our future oil and natural gas production is, therefore, highly dependent upon our level of success in finding or acquiring additional reserves. Exploring for, developing or acquiring new reserves requires substantial amounts of capital. If the Company is unable to obtain additional funds, it may not be able to develop its oil and natural gas properties as estimated in the December 31, 2002 reserve report.

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

NET PRODUCTION, UNIT PRICES AND COSTS

     The following table sets forth certain information with respect to oil and natural gas production, prices and costs attributable to all of our oil and natural gas property interests for the periods shown:


                                                                        Years Ended December 31,
                                                                2000             2001             2002
                                                            ------------     ------------     ------------
Production Volumes:
     Oil and condensate (MBbls) .......................            1,333            1,245              908
     Natural gas (MMcf) ...............................            8,314            7,869            4,933
          Total (MMcfe) ...............................           16,313           15,337           10,381
Average Daily Production:
     Oil and condensate (Bbls) ........................            3,643            3,410            2,488
     Natural gas (Mcf) ................................           22,716           21,559           13,515
          Total (Mcfe) ................................           44,574           42,017           28,443
Average Realized Prices: (1)

     Oil and condensate (per Bbl) .....................     $      28.95     $      25.81     $      24.49
     Natural gas (per Mcf) ............................             4.19             6.15             3.23
          Per Mcfe ....................................             4.50             5.25             3.68
Expenses (per Mcfe):
     Lease operating (excluding workover
          expenses and production taxes) ..............     $       1.19     $       1.30     $       1.70
     Workover .........................................             0.41             0.39             0.41
     Production taxes .................................             0.12             0.11             0.08
     Depletion, depreciation and amortization .........             0.83             0.79             0.80
     General and administrative, net ..................             0.27             0.45             0.60

----------

(1) Reflects the actual realized prices received, including the results of hedging activities. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PRODUCING WELLS

     The following table sets forth the number of productive wells in which we owned an interest as of December 31, 2002:


                                    Gross Wells       Net Wells
                                   ------------     ------------
Oil ..........................              283            247.5
Natural gas ..................              176             97.8
                                   ------------     ------------
             Total ...........              459            345.3


     Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections and oil wells awaiting connection to production facilities. Wells that are completed in more than one producing horizon are counted as one well.

ACREAGE

     The following table sets forth our developed and undeveloped gross and net leasehold acreage as of December 31, 2002:


                                    Gross Wells       Net Wells
                                   ------------     ------------
Developed ....................           14,760            9,268
Undeveloped ..................          122,172           67,241
                                   ------------     ------------
             Total ...........          136,932           76,509


     Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether or not such acreage contains proved reserves.

DRILLING ACTIVITIES

     The table below sets forth our drilling activity on our properties for the periods ending December 31, 2000, 2001, and 2002:


                                                                 Years Ended December 31,
                                        -------------------------------------------------------------------------
                                                2000                      2001                      2002
                                        ---------------------     ---------------------     ---------------------
                                         Gross         Net         Gross         Net          Gross         Net
                                        --------     --------     --------     --------     --------     --------
Development wells:
       Productive .................         5.00         3.95         5.00         1.66          3.0          1.2
       Non-productive .............           --           --           --           --          1.0           .2
                                        --------     --------     --------     --------     --------     --------
                   Total ..........         5.00         3.95         5.00         1.66          4.0          1.4
                                        ========     ========     ========     ========     ========     ========
Exploratory wells:
       Productive .................         1.00         0.15           --           --           --           --
                                                                                                         --------
       Non-productive .............           --           --           --           --           --           --
                                        --------     --------     --------     --------     --------     --------
                   Total ..........         1.00         0.15           --           --           --           --
                                        ========     ========     ========     ========     ========     ========

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

     We, from time to time, use SWAP and option contracts to mitigate our exposure to the volatility of price changes on commodities we produce and sell, as well as to lock in prices to protect the economics related to certain capital projects.

     At December 31, 2002, approximately 80% of our projected oil and natural gas production from proved developed producing reserves is hedged through December 31, 2004 at SWAP prices that average $3.62 per Mcf and $22.91 per Bbl, or a weighted-average natural gas-equivalent price of approximately $3.73 per Mcfe. Additionally, at December 31, 2002, the Company held 12 months of commodity SWAP contracts whereby the basis differential attributable to 70 Mmcf of monthly natural gas production from our California properties is hedged through December 31, 2004. These California contracts will settle on the basis differential between NYMEX and PG&E Citygate. In connection with the issuance of the senior secured notes, we agreed to maintain, on a monthly basis, a rolling two-year hedge program until the maturity of the notes, subject to certain conditions. As of March 31, 2003, the Company has oil and natural gas SWAP contracts in place through February 2005. In March 2002, we terminated certain of our derivatives contracts for net proceeds of $2,252,971 and replaced them with contracts providing for price floors at the prices specified under the terms of the senior secured notes of $2.75 per MMBtu of natural gas (Henry Hub) and $18.50 per barrel of crude oil (West Texas Intermediate). As discussed above, we are evaluating, among other things, the sale of oil and natural gas properties in order to repay indebtedness under our senior secured notes, fund our offshore abandonment liabilities and meet our other obligations. In order to facilitate our ability to sell our properties, we have discontinued our hedging of production.

     The table below sets forth the settlement results of our hedges for the years ending December 31, 2001 and 2002:


                                                                          Years ended December 31,
                                             -------------------------------------------------------------------------------------
                                                              2001                                         2002
                                             ----------------------------------------     ----------------------------------------
                                               Hedged        Unhedged        Total          Hedged        Unhedged         Total
                                             ----------     ----------     ----------     ----------     ----------     ----------
Production Volumes:
     Oil and condensate (MBbls) ........            516            729          1,245            784            124            908
     Natural gas (MMcf) ................          3,326          4,543          7,869          1,754          3,179          4,933
          Total (MMcfe) ................          6,422          8,915         15,337          6,459          3,922         10,381
Average Realized Prices:
     Oil and condensate (per Bbl) ......     $    25.30     $    26.16     $    25.81     $    25.81     $    16.16     $    24.49
     Natural gas (per Mcf) .............           4.23           7.55           6.15           4.03           2.79           3.23
          Per Mcfe .....................           4.22           5.99           5.25           4.23           2.77           3.68
Revenue: (in thousands)
     Oil and condensate ................     $   13,059     $   19,067     $   32,126     $   20,237     $    2,000     $   22,237
     Natural gas .......................         14,069         34,321         48,390          7,068          8,861         15,929
          Total ........................         27,128         53,388         80,516         27,035         10,861         38,166


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

We are in default of our senior secured notes and we may be unable to refinance the senior secured notes if the holders were to exercise their rights to demand the re payment of the entire amount of principal and interest.

     We have outstanding $118.1 million of senior secured notes. We are in default under the indenture for senior notes for violation of a number of covenants. Because of these defaults, the holders of notes have the right to accelerate the notes and declare all principal and interest under the notes immediately due and payable. We do not have sufficient funds or sources of borrowings to repay the entire amount of the senior notes if the holders were to accelerate the notes. We are required to make substantial principal payments on the senior notes in 2003, which we do not currently have the capital resources to make. We are currently evaluating various alternatives to enable us to meet our financial obligations, including the senior notes, including sale of oil and gas properties or production payments, issuances of additional equity or restructuring of the indebtedness. No assurances can be made that we will be able to effect a transaction with provides that liquidity we need to meet our obligations to the senior note holders. If we do not meet our obligations to the senior note holders, they will be able to effect various remedies, including foreclosing on our oil and gas properties.

We have substantial obligations to plug and abandon our offshore Gulf of Mexico properties in 2003, 2004 and beyond. Payment of those obligations could be accelerated if the issuer of our bond to the MMS terminates the bond.

     We estimate that our abandonment costs during 2003 and 2004 will be $5,819,000 and $6,830,000, respectively, and $11,137,000 thereafter. Under requirements of the U.S. Management and Minerals Service ("MMS"), we have caused a bond in the amount of $9.5 million to be issued to secure our obligations. The issuer of the bond has notified us on several occasions that it intends to cancel the bond. While the issuer of the bond has not cancelled the bond to date, no assurances can be made that the issuer will not cancel the bond in the future. If the bond issuer were to cancel the bond, the MMS will have the right, which we expect they would exercise, to issue a shut-in order, requiring that we cease production from our off-shore properties we operate. If the MMS issues a shut-in order, the MMS would take over operation of our operated offshore facilities, and we would no longer have access to such facilities. The cost incurred by the MMS to operate our facilities would be required to be paid by us. In addition, the shut-in of our wells by the MMS will require us to begin abandonment operations earlier than scheduled, thereby accelerating our obligation to pay abandonment costs described above. The MMS may also have the ability to assess fines and penalties against us in connection with such shut-in.

Our significant leverage and lack of capital resources may affect our ability to successfully operate and service our senior secured debt obligations, which are currently in default.

     Our level of indebtedness as of December 31, 2002, was $118.1 million and we are in default under the terms of our senior secured notes. Under the indenture we are permitted to incur, subject to certain conditions, up to $20.0 million of additional secured debt through the issuance of additional notes and additional amounts by other means.

     Our level of indebtedness and lack of capital resources could have several important effects on our future operations, which in turn could have important consequences to you as a holder of the notes, including, without limitation:

     o causing us to be unable to satisfy our payments due on the notes, or other obligations;

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

     o impair our ability to satisfy certain plugging and abandonment and related dismantlement obligations or our ability to maintain the required levels of surety bonds, pursuant to the requirements of state and federal regulatory agencies

     o causing us to be unable to repurchase, upon a change of control, all of the outstanding notes, together with any accrued and unpaid interest to the date of repurchase;

     o causing us to be unable to repurchase notes pursuant to an asset sale offer or an excess cash flow offer; and

     o limiting or hindering our ability to adjust rapidly to changing market conditions, making us more vulnerable in the event of a downturn in general economic conditions or our business.

     Historically, we have financed acquisition, exploration and development activities primarily through various credit facilities and with internally generated funds. Our ability to expend the capital necessary to undertake or complete future activities may be limited and we may not have adequate funds available to us to carry out our growth strategy. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations," beginning on page 24, and our consolidated financial statements and the related notes thereto.

Our estimates of oil and natural gas reserves and future net revenue are uncertain and inherently imprecise.

     This annual report contains estimates of our proved reserves and the estimated future net revenues from our proved reserves. Estimating oil and natural gas reserves and their values involves numerous uncertainties, including many factors beyond our control. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas, which cannot be measured in an exact manner. Estimates of economically recoverable oil and natural gas reserves and of future net revenues necessarily depend upon a number of variable factors and assumptions, including the following:

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

     o the amount and timing of future development expenditures; and

     o future oil and natural gas prices.

     The present values of estimated future net revenues referred to in this annual report should not be construed as the current market value of the estimated oil and natural gas reserves attributable to our properties. In accordance with applicable requirements of the SEC, the estimated discounted future net revenues from proved reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net revenues also will be affected by factors such as:

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

     o political instability or armed conflict in oil producing regions; and

     o the overall economic environment.

     These factors and the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce revenue, but could reduce the amount of oil and natural gas that we can produce economically and, as a result, could adversely effect both our financial condition and our oil and natural gas reserves. Potential weaknesses in commodity prices could have a contributing effect to declines in our cash flows, which, in conjunction with our debt service obligations, have caused us to limit our capital expenditures. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources", beginning on page 24, and our consolidated financial statements and the related notes.

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

     The volume of production from oil or natural gas properties generally decreases as more oil and natural gas is produced from a property and reserves are depleted. The rate at which the decrease occurs depends upon the geologic characteristics of a particular property. If we do not find new oil and natural gas production either by our exploration and development efforts or acquisition, then our proved reserves will decrease as we produce oil and natural gas. Our future oil and natural gas production rates are therefore highly dependent upon our level of success in finding, developing or acquiring additional reserves. Finding, developing or acquiring additional reserves requires significant capital expenditures. At December 31, 2002, approximately 35% of our total estimated proved reserves were undeveloped. By their nature, undeveloped reserves are less certain than developed reserves and recovery of such reserves will require greater capital expenditures and successful drilling operations. If we do not make significant capital expenditures, we may not be able to replace produced reserves.

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

     We depend to a large extent on the services of James M. Trimble, Jeffrey T. Janik and Suzanne R. Ambrose. The loss of the services of these key personnel could impair our ability to manage our business and properties. We do not currently have employment contracts with these key personnel and do not currently maintain key man life insurance on their lives. We believe that our success is also dependent upon our ability to continue to employ and retain skilled technical personnel.

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

     Our oil and natural gas operations are subject to various federal, state and local governmental laws and regulations that may change in response to economic or political conditions. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds or other financial responsibility requirements, reports concerning operations, the spacing of wells, utilization and pooling of properties, taxation and the environment. From time to time, regulatory agencies have imposed price controls and production limitations to conserve supplies of oil and natural gas. A significant portion of our production of natural gas is from our properties in the Sacramento Basin in California. As a result of the recent energy crises in California, certain bills are currently being considered by the California legislature, which could impose civil and criminal penalties on producers of natural gas or electric power who curtail production or sell energy "at prices above marginal cost." We cannot determine at this time the effect, if any, that such legislation, were it enacted, would have on our operations. We are not aware that any similar legislation is currently proposed by any other state in which we operate.

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

Competition and Markets

     Competition is intense in all areas of our operations. Major and independent oil and natural gas companies and oil and natural gas syndicates actively bid for desirable oil and natural gas properties, as well as for the equipment and labor required to operate and develop such properties. Many of our competitors have financial resources and acquisition, exploration and development budgets that are substantially greater than ours, which may adversely affect our ability to compete with these companies. Many of our competitors have been engaged in the energy business for a much longer time than us. Such companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Our ability to acquire additional properties and to discover reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

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

EMPLOYEES

     As of March 31, 2003, we had 30 full time salaried employees and approximately 12 contract employees. None of our employees are subject to a collective bargaining agreement. In addition to our employees, we may utilize the services of independent geological, engineering, land and other consultants from time to time.

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

Disputes with Richard Bowman and Affiliates

     On August 9, 2002, shareholder and former Chief Executive Officer Richard Bowman ("Bowman") filed suit against the Company, certain members of its board of directors, and Jefferies & Company, Inc. ("Jefferies") in the District Court of Harris County, Texas 55th Judicial District (the "Court"). Bowman primarily asserts claims, individually and derivatively, complaining of and contesting the Company's entry into the Waiver (see Item 4 - Submission of Matters to a Vote of Security Shareholders) to the Indenture and related transactions. Among other challenges, Bowman complains that the issuance of stock in connection with the Waiver inappropriately and intentionally diluted Bowman's ownership in the Company below 50% of the outstanding stock. Among other relief, Bowman seeks to rescind or void the Waiver and related stock issuance. The Company intends to vigorously defend against Bowman's attempt to rescind the Waiver.

     The Company has also filed claims in the lawsuit, including counterclaims against Bowman and third-party claims against Atasca Resources, Inc. ("Atasca"), Tribo Production Company ("Tribo Production"), and Lovett Properties, Ltd. ("Lovett"), three entities owned and controlled by Bowman. The claims against Bowman allege primarily multiple breaches by Bowman of fiduciary duties owed to the Company. The claims against Atasca relate to disputes concerning Bowman's actions with respect to a certain gas well known as the Champion 1-H well in Grimes County. The claims against Tribo Production and Lovett relate to the lease of the Company's corporate office on Lovett Boulevard in Houston, which was leased from these Bowman affiliates. The Company's claims are that Bowman has improperly used and diverted corporate funds for his own benefit and for the benefit of his affiliates.

     The Company gave Bowman and Lovett notice of its intent to vacate the Lovett offices as of the end of March 2003. Lovett has counterclaimed against the Company alleging an anticipated breach of the lease agreement, which Bowman and Lovett contend binds the Company to continue leasing from Lovett for approximately another three years. The Company has alleged that the lease is void and unenforceable because it was unfair to the Company, and was entered into in violation of Bowman's fiduciary obligation to the Company.

     Also in August 2002, the Company was served in another lawsuit filed by Bowman affiliate Atasca in the District Court of Grimes County, Texas 278th Judicial District (the "Court") for declaratory judgment. That suit seeks judicial intervention in determining the ownership of interests in the Champion 1-H well. The Company has requested transfer of this lawsuit so that it can be combined into the pending action in Harris County.

     In March 2003, Bowman and his affiliates, the Company, and Jefferies reached an agreement to temporarily defer most of the proceedings in both the Harris County and Grimes County actions. The parties have agreed to ask the Court for a trial setting in the Harris County action in January 2004.

Bankruptcy filing

     On March 14, 2000, we filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division. We filed our amended plan of reorganization in the bankruptcy proceeding on May 9, 2001. Our plan provided for payment in cash, or segregation of funds for the payment, to each creditor of its full, allowed claim, including interest, on the closing date of the senior secured notes. Our plan was confirmed by a court order on May 23, 2001, subject to the completion of the offering of the old notes. Upon the closing of the offering, we paid or segregated funds for the payment of all allowed claims in accordance with our plan and the court order and, except as specifically discussed below, lawsuits, administrative actions and other proceedings that arose prior to the confirmation were dismissed as to us. Claims that we dispute will be heard by the bankruptcy court. If claims are resolved for less than the amount segregated by us, we will receive the balance of the funds.

Chieftain International

     On March 31, 1999, Chieftain International (U.S.), Inc. ("Chieftain") filed suit against us in the United States District Court for the Eastern District of Louisiana (the "District Court") alleging that we owed certain joint interest expenses in the approximate amount of $3.0 million, together with accrued interest, attorney's fees, and costs, in connection with Chieftain's operation of two offshore mineral leases. Chieftain took no action with regard to its lawsuit during our bankruptcy, as the litigation in the District Court was stayed pursuant to 11 U.S.C. Section 362. Since emerging from bankruptcy, Chieftain successfully re-opened the litigation in the District Court and has claimed that we now owe approximately $5.1 million, together with accrued interest, attorneys' fees, and costs. However, pursuant to our confirmed plan of reorganization, approximately $5.5 million was segregated in an interest bearing account pending the trial and/or non-judicial resolution of our dispute with Chieftain. On April 17, 2002, we entered into an agreement with Chieftain to stay the litigation for a six-month period in which we conducted an audit of Chieftain's books and records relating to the litigation and transferred to Chieftain $5 million of the funds segregated pending the trial and/or non-judicial resolution of our dispute with Chieftain. Recently, we completed our joint audit of Chieftain's books and records and set-up an appropriate framework to fully and finally compromise any and all disputes we have with Chieftain and the related lawsuit. Formal settlement and release documents are presently being prepared.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II.

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

      An aggregate of 510,000 shares of our common stock were issued and outstanding on December 31, 2002, consisting of 445,000 shares of class A common stock and 65,000 shares of class B common stock. There is no market for our common stock. We have not paid and have no intention of paying dividends on our common stock.

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

Changes in Securities

     On July 3, 2002, the Company issued 76,667 shares of its class A common stock, par value $0.01 per share to the holders of its 12.5% senior secured notes. The issuance of the additional shares of class A common stock resulted in a change of control with respect to beneficial ownership of our common stock. An aggregate of 510,000 shares of our common stock were issued and outstanding at July 3, 2002 consisting of 445,000 shares of class A common stock and 65,000 shares of class B common stock. Of these shares, Richard Bowman, our former President and Chief Executive Officer, owns 238,333 shares of class A common stock and no shares of class B common stock, or 47% of our common stock. The holders of the senior secured notes hold an aggregate of 206,667 shares of class A common stock and Jefferies & Company, Inc. holds an aggregate of 65,000 shares of class B common stock, or 53% of our common stock. Prior to the July 3, 2002 issuance of an additional 76,667 shares of class A common stock, Richard Bowman owned 55% of the issued and outstanding shares of common stock. As a result of the aforementioned changes in securities and the resulting change in control, federal tax laws will restrict the Company's ability to utilize its net operating loss carryforward's. As of March 31, 2003, these shares have not been registered with the Securities and Exchange Commission.

ITEM 6.  SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

     The following tables set forth our selected consolidated historical financial data for the periods shown. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and related notes included in this report on Form 10-K.

                                                                             Years Ended December 31,
                                                     ----------------------------------------------------------------------------
                                                         1998            1999            2000            2001            2002
                                                     ------------    ------------    ------------    ------------    ------------
                                                                   (in thousands, except per share and ratio data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Total revenues ...................................   $     26,352    $     37,766    $     74,476    $     93,239    $     24,549
Expenses
     Lease operating .............................         17,450          15,542          19,485          19,948          17,697
     Workover ....................................            600           2,410           6,649           5,916           4,293
     Production taxes ............................            639             705           1,968           1,740             832
     Depreciation, depletion and amortization ....         12,398          11,040          13,506          12,189         8,337
     General and administrative ..................          3,327           5,237           4,328           6,973           6,262
     Interest ....................................          7,734          11,981          12,758          21,145          26,732
                                                     ------------    ------------    ------------    ------------    ------------
            Total expenses .......................         42,147          46,916          58,695          67,911          64,153
Income (loss) before reorganization costs
     and income taxes ............................        (15,795)         (9,150)         15,780          25,329         (39,604)
Reorganization costs (benefit) ...................             --              --          21,487           8,834             (77)
                                                     ------------    ------------    ------------    ------------    ------------
Income (loss) before income taxes ................        (15,795)         (9,150)         (5,707)         16,494         (39,527)
Provision for income taxes .......................             --              --              79              --              --
                                                     ------------    ------------    ------------    ------------    ------------
Net income (loss) ................................   $    (15,795)   $     (9,150)   $     (5,786)   $     16,494    $    (39,527)
                                                     ============    ============    ============    ============    ============


Net income (loss) per share - basic and
     diluted .....................................   $     (66.27)   $     (38.39)   $     (24.28)   $      48.01    $     (83.82)
                                                     ============    ============    ============    ============    ============

Weighted average shares outstanding ..............        238,333         238,333         238,333         343,580         471,561
                                                     ============    ============    ============    ============    ============

OTHER FINANCIAL DATA:
Capital expenditures - oil and natural gas
     properties ..................................   $     71,992    $     13,572    $     10,878    $     13,598    $      6,458
Cash flows from operating activities .............          7,168          12,127          40,695         (21,603)         10,165
Cash flows from investing activities .............        (71,926)        (11,943)        (10,118)        (13,161)          6,814
Cash flows from financing activities .............         65,153             (42)           (401)          6,538         (20,202)


                                                                             Years Ended December 31,
                                                     ----------------------------------------------------------------------------
                                                         1998            1999            2000            2001            2002
                                                     ------------    ------------    ------------    ------------    ------------
                                                                   (in thousands, except per share and ratio data)

CONSOLIDATED BALANCE SHEET DATA:
Net property and equipment .......................   $     89,194    $     89,897    $     87,308    $     86,672    $     74,820
Total assets .....................................        104,130         108,903         152,594         151,152         107,513
Stockholders' equity (capital deficit) ...........        (15,203)        (24,352)        (30,139)         11,577         (27,104)
Notes payable, including current maturities ......        101,480         105,058         104,657         110,138         104,188

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

     At December 31, 2002, our net proved reserves were 187.3 Bcfe with a PV-10 Value of $241.7 million. Our total proved reserve quantities at December 31, 2002 decreased by 2.3% versus those at December 31, 2001. The decrease in total proved reserves was primarily due to the sale in 2002 of 21 producing fields. At December 31, 2001, these 21 fields had 1,222 mbbl and 14,930 mmcf, or 22,264 mmcfe of net proved reserves. This decrease was offset by extension and discovery reserve additions of 587 mmbl and 11,368 mmcf, or 14,892 mmcfe, primarily in our AWP and Giddings fields in the Gulf Coast area and Willows Beehive field in California. The increase in reserves was primarily the result of lower operating costs, extended producing lives and adjustments for well performance history. Our capital budget has been primarily focused on converting proved developed non-producing and proved undeveloped reserves to production.

     During 2000, 2001, and 2002 our capital expenditures on oil and gas activities totaled approximately $10.9 million, $13.6 million and $6.5 million, respectively. These expenditures related to operations in our three core areas. In 2000, 75%, or $8.2 million of our capital expenditures were for development drilling and recompletions. The remaining 25% was primarily incurred on items such as platform and pipeline improvements that were identified at the time of our acquisition of the properties, compressor installations and the plugging and abandonment of an offshore platform. During 2001, 73%, or $9.9 million of our development capital expenditures were for the recompletion and drilling of 30 projects. The remaining 27%, or $3.7 million of our development capital expenditures were primarily on the plugging and abandonment of 4 offshore facilities and the acquisition of 3-D seismic in California. During 2002, 51%, or $3.3 million of our capital expenditures were for the drilling and recompletion of 58 projects primarily on California and Gulf Coast properties. The remaining 49%, or $3.2 million of our capital expenditures were primarily for the development of PUD acreage in Grimes County, Texas and plugging and abandonment work on 4 properties.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     For the year ended December 31, 2002, our consolidated net loss was $39,527,353, a $56,021,504 decrease from the consolidated net income of $16,494,151 for the year ended December 31, 2001.

     Oil and Natural Gas Revenues. Oil and natural gas revenues decreased $42,349,960, or 53%, to $38,166,315 for the year ended December 31, 2002 from
$80,516,275 for the year ended December 31, 2001. The decrease is primarily the result of a decrease in production volumes and a substantial decrease in the average price we received for oil and natural gas during the period. Production volumes decreased 4,956 Mcfe, or 32% to 10,381 Mcfe for the year ended December 31, 2002 from 15,337 Mcfe for the year ended December 31, 2001. The average price received during 2002 for sales of natural gas was $3.68 per Mcfe, a decrease of $1.57 per Mcfe, or 30% when compared to an average price received during 2001 of $5.25 per Mcfe. During the second quarter of 2002, we sold certain of our Texas Gulf Coast and all of our Louisiana properties. The decline in production volumes is further attributable to a reduction in production from our Westbury Farm #1 well in the Constitution field due to two wells drilled on adjoining acreage, not owned or operated by us, directly offsetting our production. Further contributing to the production decline are two wells, which watered-out in our Ord Bend field in California. After watering out, these two wells were recompleted to two zones at reduced production rates. Additionally, production from our North Alvin, Spindletop, Sour Lake, South Liberty and

Hastings fields experienced abnormal production declines partially due to a curtailed workover program during the second and third quarters of 2002. The following table summarizes the consolidated results of oil and natural gas production and related pricing for the years ended December 31, 2001 and 2002:

                                                          Years Ended December 31,
                                                 ----------------------------------------
                                                 2001             2002           % Change
                                                -------         --------         --------
Oil production volumes (Mbbls)                    1,245              908              -27%
Gas production volumes (Mmcf)                     7,869            4,933              -37
      Total (Mmcfe)                              15,337           10,381              -32

Average oil price (per Bbl)                      $25.81           $24.49              - 5%
Average gas price (per Mcf)                        6.15             3.23              -47
      Average price (per Mcfe)                     5.25             3.68              -30

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

     Gain (loss) on Derivative Contracts. In connection with the issuance of the senior secured notes, we agreed to maintain, subject to certain conditions, on a monthly basis, a rolling two-year derivatives contract until the maturity of the notes on approximately 80% of our projected oil and natural gas production from proved developed producing reserves. Additionally, in June 2001, we entered into two years of derivative contracts on the basis differential attributable to approximately 80% of our projected proved developed producing natural gas production from our California properties. These derivative contracts were not designated for hedge accounting under FAS 133; therefore, the Company marks these transactions to fair value. On March 31, 2002, we terminated certain of our derivative contracts and replaced them with contracts providing for price floors at the prices specified under the terms of the senior secured notes of $2.75 per MMBtu of natural gas and $18.50 per barrel of crude oil. Proceeds from the sale of these contracts were $2,252,971. The purchase price of the floor contracts of $1,797,942 has been financed by the Company's derivative contracts counterparty. The change in estimated fair value of these contracts during the years ended December 31, 2002 and 2001 resulted in a net non-cash loss on derivative contracts of $16,430,010 and net non-cash income on derivative contracts of $12,498,944, respectively.

     Other Income. Other income increased $2,031,266 to $2,812,233 for the year ended December 31, 2002 from $780,967 for the year ended December 31, 2001. The increase was primarily the result of the sale of emission reduction credits from our Hastings Field in the amount of $2,226,450 during 2002 when compared to income from the sale of emission credits in the amount of $612,223 during 2001. Additionally, during 2002 income in the amount of $100,000 for compensatory damages was received and interest income increased by $177,113.

     Lease Operating Expenses. Lease operating expenses decreased $2,250,860 or 11%, to $17,697,112 for the year ended December 31, 2002 from $19,947,972 for the year ended December 31, 2001. Lease operating expense was $1.70 per Mcfe for the year ended December 31, 2002, an increase of 31% from $1.30 per Mcfe for the year ended December 31, 2001. The decrease in lease operating expense is primarily the result of the sale of our Ship Shoal 58 field in June 2001 and the plugging and abandonment of the West Cameron 531, South Marsh Island 232 and Brazos 476 wells and platforms, where lease operations have ceased, in the fourth quarter of 2001. Additionally, certain of our offshore properties including our High Island leases and Galveston Island 211 were shut-in during the first and second quarter of 2002. The decrease is also the result of the sale of certain of our Texas Gulf Coast and all of our Louisiana properties during the second quarter of 2002. During the year ended December 31, 2002, lease operating expense, calculated on a unit of production basis increased by $0.40 per mcfe. This increase is attributable to the 32% decline in oil and natural gas production volumes during 2002 when compared to 2001.

     Workover Expense. Workover expenses decreased $1,623,649, or 27%, to $4,292,707 for the year ended December 31, 2002 from $5,916,356 for the year ended December 31, 2001. Workover expense was $0.41 per Mcfe for the year ended December 31, 2002, an increase of 7% from $0.39 per Mcfe for the year ended December 31, 2001. The decrease in workover expense is primarily the result of the Company's decision to restrict the use of cash during 2002 in anticipation of principal and interest payments due on its 12.5% Senior Secured Debt. The reduction in the amount of workover expense incurred during 2002 contributed to the general decline in production volumes. During the year ended December 31, 2002, workover expense, calculated on a unit of production basis increased by $0.03 per mcfe. This increase is attributable to the 32% decline in oil and natural gas production volumes during 2002 when compared 2001.

     Production Taxes. Production taxes decreased $908,109 or 52%, to $832,053 for the year ended December 31, 2002 from $1,740,162 for the year ended December 31, 2001. Production taxes were $0.08 per Mcfe for the year ended December 31, 2002, a decrease of 29% from $0.11 per Mcfe for the year ended December 31, 2001. Production taxes are computed by multiplying produced volumes or revenues by a tax rate specified by the taxing authority. Decreases in oil and natural gas volumes during the year ended December 31, 2002 contributed to the decrease in the amount of production taxes paid during the period.

     Depreciation, Depletion and Amortization Expense. DD&A decreased $3,851,473, or 32%, to $8,337,368 for the year ended December 31, 2002 from
$12,188,841 for the year ended December 31, 2001. DD&A was $0.80 per Mcfe for the year ended December 31, 2002, an increase of 1% from $0.79 per Mcfe for the year ended December 31, 2001. A decrease in oil and natural gas volumes produced during the year ended December 31, 2002 resulted in a decrease in the amount of depletion computed on those volumes and the result of the sale of certain oil and natural gas properties during May 2002.

     General and Administrative Expense. G&A decreased $710,699, or 10%, to $6,261,845 for the year ended December 31, 2002 from $6,972,544 for the year ended December 31, 2001. G&A was $0.60 per Mcfe for the year ended December 31, 2002, an increase of 33% from $0.45 per Mcfe for the year ended December 31, 2001. The decrease in general and administrative expense was primarily the result of decreases in the amount of bad debt expense and provision for doubtful accounts in the amount of $619,118, decreases in the amount of $1,231,533 in payroll and related burdens and decreases in the amount of $175,265 for travel and entertainment expense. These decreases were offset by increases in legal and consulting and professional fees of $1,302,134. The increase in professional fees was primarily the result of services provided in connection with the Waiver agreement and various other legal matters discussed in legal proceedings.

     Interest Expense. Interest expense increased $5,586,949, or 26%, to $26,731,906 for the year ended December 31, 2002 from $21,144,957 for the year ended December 31, 2001. The increase was primarily the result of non-cash amortization of bond discount and deferred loan costs to interest expense of $6,099,673 and $5,122,682 respectively during the year ended December 31, 2002 compared to $3,922,434 and $3,208,151 respectively during the year ended December 31, 2001. The increased amortization represents the impact of the related debt being outstanding for a full year in 2002 compared to the partial year, after issuance on June 18, 2002, in the prior period.

     Reorganization Costs. Tri-Union Development Corporation filed for bankruptcy protection on March 14, 2000. We incurred reorganization costs of $8,834,468 for the year ended December 31, 2001 when compared to a $77,100 benefit for the year ended December 31, 2002. Reorganization costs primarily included the following:

          Rejection of fixed-price physical delivery contract -- The bankruptcy court approved a motion to reject a fixed-price physical delivery contract. A claim was filed by the damaged party resulting in a liability of $17,559,272 (see Note 10). During the year ended December 31, 2001, the Company incurred reorganization expenses related to this claim of $737,022.

          Professional fees and other -- The Company was required to hire certain legal and accounting professionals to help the Company and its Creditors in its bankruptcy proceedings. These fees were $3,781,716 during 2001 and $106,352 during 2002.

          Retention costs -- In an effort to maintain certain key employees through the bankruptcy period, the Company incurred retention bonuses of $301,740 during the year ended December 31, 2001.

          Interest expense -- The Company paid interest expense of $2,974,270 as a result of our emergence from bankruptcy during 2001.

          Atasca transaction - As a condition of TDC's plan of reorganization, the Company agreed to transfer all of the oil and natural gas properties and certain marketable securities owned by Tribo Petroleum Corporation, as of May 1, 2001 to an affiliate, Atasca Resources, Inc., at their net book values of approximately $1,098,000 and $102,000, respectively. In connection with this transaction, all balances owing to and from the Company by affiliates on May 1, 2001 were forgiven. These balances aggregated to a net receivable from the affiliates of $785,000. As a consequence of these transactions, the Company recorded a one-time reorganization expense of $1,985,442 in 2001.

          Interest Income -- The Company earned interest income of $945,722 from January 1, 2001 through June 18, 2001. During the year ended December 31, 2002, interest income in the amount of $183,452, which had previously been deferred for the potential future settlement of pre-petition claims was recognized into interest income.

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

                                                   Years Ended December 31,
                                           ------------------------------------------
                                              2001            2002         % Change
                                           ------------   ------------   ------------
Oil production volumes (Mbbls)                    1,333          1,245             -7%
Gas production volumes (Mmcf)                     8,314          7,869             -5
      Total (Mmcfe)                              16,313         15,337             -6

Average oil price (per Bbl)                $      28.95   $      25.81            -11%
Average gas price (per Mcf)                        4.19           6.15             47
      Average price (per Mcfe)                     4.50           5.25             17

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

     Depreciation, Depletion and Amortization Expense. DD&A decreased $1,317,636, or 10%, to $12,188,841 for the year ended December 31, 2001 from
$13,506,477 for the year ended December 31, 2000. DD&A was $0.79 per Mcfe for the year ended December 31, 2001, a decrease of 5% from $0.83 per Mcfe for the year ended December 31, 2000. A decrease in oil and natural gas volumes produced during the year ended December 31, 2001 resulted in a decrease in the amount of depletion computed on those volumes.

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

     Interest Expense. Interest expense increased $8,387,094, or 66%, to $21,144,957 for the year ended December 31, 2001 from $12,757,863 for the year ended December 31, 2000. The increase was primarily the result of non-cash amortization of bond discount and deferred loan costs to interest expense of $3,922,432 and $3,208,149 respectively, for the year ended December 31, 2001.

     Reorganization Costs. Tri-Union Development Corporation filed for bankruptcy protection on March 14, 2000. We incurred reorganization costs of $21,487,191 for the year ended December 31, 2000 and $8,834,468 for the year ended December 31, 2001. Reorganization costs primarily included the following:

          Rejection of fixed-price physical delivery contract -- The bankruptcy court approved a motion to reject a fixed-price physical delivery contract. A claim was filed by the damaged party resulting in a liability of $17,559,272 (see Note 9). During the years ended December 31, 2000 and 2001, the Company incurred reorganization expenses related to this claim of $17,559,272 and $737,022, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

     In March 1998, we acquired certain onshore Texas oil and natural gas properties from Apache Corporation. Prior to the acquisition, we had approximately $35.0 million in debt outstanding. We incurred approximately $63.0 million of additional debt in connection with the Apache acquisition. In August 1998, before we were able to refinance our debt, commodity prices began falling, with oil prices ultimately reaching a 12-year low in December of that year. The resultant negative effect on our cash flow from the deterioration of commodity prices, coupled with the required amortization payment on our bank loan, severely restricted the amount of capital we were able to dedicate to development drilling. Consequently, our oil and natural gas production declined, further negatively affecting our cash flow. In October 1998, our loan matured and we arranged a forbearance agreement providing for interest payments to be partially capitalized and providing us with additional time to refinance our obligations. In July 1999, the forbearance agreement terminated and we made negotiated interest payments while attempting to negotiate a restructuring of our obligations. By March 2000, the aggregate principal balance of our bank debt had increased as a result of capitalized interest and expenses to approximately $105.0 million. In February 2000, the bank declared the loan in default, demanded payment of all principal and interest and posted the shares of Tribo Petroleum Corporation, at that time our parent corporation and a guarantor of the loan, for foreclosure. As a consequence of the bank's actions, on March 14, 2000, we filed for bankruptcy protection. After the filing, we operated as a "debtor-in-possession," continuing in possession of our estate, the operation of our business and the management of our properties. Under Chapter 11, certain claims against us in existence prior to the filing of the petition were stayed from enforcement or collection. These claims are reflected in full in the consolidated December 31, 2002 and 2001 balance sheets as "Accounts payable subject to renegotiation."

     After we entered into bankruptcy in March 2000, commodity prices began to recover, with natural gas prices eventually reaching historically high levels, particularly in California. During the year ended December 31, 2002, the average prices we received for natural gas and oil were $3.23 per Mcf and $24.49 per Bbl.

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

     During the last two quarters of 2001 and continuing into 2002, commodity prices again declined. These price declines, coupled with production declines beginning in the third quarter of 2001, predominately attributable to unanticipated production declines in two wells, adversely impacted our cash flows during the latter part of 2001 and continuing into 2002. Commodity price hedges that we had entered into in connection with the closing of the offering only partially offset the adverse impact from the decline in commodity prices on our cash flows.

     At December 31, 2002, we had approximately $118.1 million of 12.5% senior secured notes outstanding. The notes mature on June 1, 2006 and require amortization payments of the greater of $20.0 million and 15.3% as of June 1, 2003 and an amortization payment of the greater of $15.0 million and 11.5% as of June 1, 2004. A final amortization payment of $83.1 million is due June 1, 2006. Interest is payable semi-annually on June 1 and December 1 of each year. On June 1, 2002, a principal payment in the amount of $20.0 million was made on the notes reducing the outstanding balance on the notes to $110.0 million. Interest in the amount of $8.1 million was deferred until July 1, 2002. On July 3, 2002, the Company entered into a Waiver, Agreement and Supplement (the "Waiver") to the Indenture whereby the interest was added to the outstanding balance of the notes, bringing the total amount of outstanding debt to $118.1 million. In addition, the Company issued to the Noteholders 76,667 shares of Class A common stock, par value $0.01 per share. The Waiver contained additional covenants, one of which required the Company to obtain clear title to an oil and gas property subject to lien by no later than August 2, 2002. Additionally, the Waiver contained additional covenants, which required the Company to maintain minimum daily production levels of 28.5 Mmcfe of average daily production and report $4.0 million and $4.2 million of EBITDA, as adjusted for the non-cash effects of oil and gas hedging contracts, as of the end of September 30, 2002 and December 31, 2002, respectively. The Company has been unable to achieve the required daily production and did not generate the required levels of adjusted EBITDA. As the Company was unable to obtain clear title to an oil and gas property and to maintain the required production levels, or to report the required amounts of EBITDA, an event of default occurred to the Waiver and the original Indenture whereby the senior secured notes became due on demand. Accordingly, the senior secured notes and related deferred loan costs have been classified as current in the accompanying consolidated balance sheet at December 31, 2002.

     In connection with the issuance of the notes, we agreed to maintain, on a monthly basis, a rolling two-year hedge program until the maturity of the notes, subject to certain conditions. As of March 31, 2003, the Company has oil and natural gas SWAP contracts in place through February 2005. In consideration of management's plans to market all or part of the Company's oil and natural gas properties, additional SWAP contracts will not be put in place. As a result, the Company has informed the Indenture Trustee that a default exists pursuant to the Indenture requirements to maintain a two-year hedge program.

     At December 31, 2002, our unrestricted cash balance was $1.5 million, a $3.2 million decrease from our cash balance at December 31, 2001.

     Net cash provided by operating activities after reorganization items increased $37.4 million to $10.2 million for the year ended December 31, 2002 compared to net cash used by operating activities after reorganization items of $27.3 million for the year ended December 31, 2001. The increase is primarily the result of a $52.5 million decrease in net cash used in 2001 to pay accounts payable subject to renegotiation and accounts payable and accrued liabilities. The Company reported a net loss of $39.5 million for the year ended December 31, 2002 when compared to net income of $16.5 million for the year ended December 31, 2001. During the year ended December 31, 2002, we recorded a loss on the mark-to-market value of our derivative contracts of $16.4 million when compared to income on the mark-to-market value of derivative contracts of $12.5 million for the year ended December 31, 2001. Additionally, on June 18, 2001, we deposited $13.5 million into a restricted cash account as required by our plan of reorganization to satisfy the payment in full of all remaining disputed pre-petition claims. As of December 31, 2002, $11.9 million of cash deposited into this restricted account was disbursed to us or to claimants of pre-petition claims. At December 31, 2002, the balance in the restricted account was $1.6 million. During the year ended December 31, 2001, reorganization cost were $8.8 million when compared to ($0.1) million for the year ended December 31, 2002, or a decrease of $8.9 million.

     Net cash provided by investing activities was $6.8 million during the year ended December 31, 2002 compared to net cash used in investing activities of $7.5 million during the year ended December 31, 2001. The increase in net cash provided by investing activities is primarily the result of the sale of certain oil and natural gas properties and net realized proceeds in the amount of $10.1 million. Additionally, the Company recognized $2.3 million of proceeds from the sale of derivative contracts and $1.0 million of cash settlements on derivative contracts during the year ended December 31, 2002. Additions to oil and natural gas properties were $6.5 million during the year ended December 31, 2002 when compared to additions of $13.6 million for the year ended December 31, 2001.

     The following table sets forth the investing activities to the Company's oil and natural gas properties for the years ended December 31, 2000, 2001 and 2002:

                                                   Years Ended December 31,
                                           ------------------------------------------
                                               2000           2001           2002
                                           ------------   ------------   ------------
Property acquisition - proved ..........   $        408   $         --   $         --
Development costs ......................         10,080         13,598          6,458
Exploration costs ......................            389             --             --
                                           ------------   ------------   ------------
     Total costs incurred                  $     10,878   $     13,598   $      6,458
                                           ============   ============   ============

     Net cash used in financing activities was $20.2 million for the year ended December 31, 2002 when compared to net cash provided by financing activities of $6.5 million during the year ended December 31, 2001. The increase in net cash used in financing activities is the result of our payment of $20.0 million of principal due on June 1, 2002 compared to the payment of loan fees in the amount of $3.2 million in 2001.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

     The Company has contractual obligations and commitments primarily with regard to future payments of principal and interest on the senior secured debt and lease arrangements. The following table quantifies our future contractual obligations and commercial commitments as of December 31, 2002:


                                                                         Payments Due in Fiscal
                                           ----------------------------------------------------------------------------------
                                               2003              2004             2005             2006             2007
                                           --------------   --------------   --------------   --------------   --------------

Senior secured notes, in default .......   $  118,125,000   $           --   $           --   $           --   $           --
Operating lease commitments ............        2,283,593        1,186,299          396,399          162,399           12,390
                                           --------------   --------------   --------------   --------------   --------------
    Total contractual obligations ......   $  120,408,593   $    1,186,299   $      396,399   $      162,399   $       12,390
                                           ==============   ==============   ==============   ==============   ==============

Our senior secured notes are currently in default. The amount above represents the current outstanding principal balance and does not include interest, which accrues at a rate of 12.5%, and any other penalties or fees.

Included in operating lease commitments are amounts for the leased office space from a Bowman affiliate, Lovett Properties, Ltd. The Company has alleged that the lease is void and unenforceable (see Item 3 - Legal Proceedings).

CAPITAL REQUIREMENTS

     Historically, our principal sources of capital have been cash flow from operations, short-term reserve-based bank loans, proceeds from asset sales and the offering of our 12.5% senior secured notes. Our principal uses for capital have been the acquisition and development of oil and natural gas properties.

     On June 1, 2002, the Company was required to make a $28,125,000 payment of principal and interest on its senior secured notes, and an additional scheduled interest payment of approximately $7,400,000 on December 1, 2002. In addition, the Company has a scheduled principal and interest payment of approximately $27,400,000 due June 1, 2003. The Company made its scheduled principal payment of $20,000,000 due on June 1, 2002 and its scheduled interest payment of $7,400,000 on December 1, 2002, but refinanced its scheduled June 1, 2002 interest payment of $8,125,000 into additional promissory notes under the terms of a Waiver, Agreement and Supplemental Indenture (the "Waiver"). The Waiver contained additional covenants, one of which required the Company to obtain clear title to an oil and gas property subject to lien by no later than August 2, 2002. Additionally, the Waiver contained covenants requiring the Company to maintain average daily production levels of 28.5 Mmcfe per day and to generate $4.0 million and $4.2 million of EBITDA, as adjusted for the non-cash effects of oil and gas hedging contracts as of the end of September 30, 2002 and December 31, 2002, respectively. As the Company was unable to obtain clear title by that date, did not maintain the required production levels, and did not report $4.0 million and $4.2 million of EBITDA, an event of default occurred to the Waiver and the original Indenture whereby the senior secured notes became due on demand. Accordingly, the senior secured notes and related deferred loan costs have been classified as current in the accompanying consolidated balance sheet at December 31, 2002. While the Company continues to delay certain of its workover and capital improvement projects in order to maximize available cash to meet its debt obligations, the foregoing event of default could have a material adverse impact on the Company's ability to meet its debt and working capital requirements. Should the noteholders demand payment on the notes, the Company will not have the ability to generate sufficient resources to satisfy this obligation. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company is currently marketing certain of its oil and gas properties in order to meet these scheduled debt obligations and working capital requirements. To date, no offers to purchase any of the Company's oil and gas properties have been received.

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

     In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and is applicable to all companies. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in SFAS No. 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statue, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. We will adopt SFAS No. 143 in the first quarter, 2003. The Company is continuing its assessment of how the adoption of SFAS No. 143 will impact its financial position and results of operations.

     In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets ("SFAS No. 144"). SFAS No. 144, which supercedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of and amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim financials within those fiscal years, with early adoption encouraged. The provisions of SFAS No. 144 are generally to be applied prospectively. The adoption of SFAS No. 144 did not have a material effect on our financial condition or results of operations.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure,' which amended SFAS No. 123 "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the change used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. The Company does not offer employee stock-based compensation; therefore SFAS No. 148 will not have an effect on our consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," and interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Company does not expect that the adoption of FIN No. 46 will have a material effect on its financial position or results of operations.

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

     Ceiling Test - Companies that use the full cost method of accounting for oil and gas exploration and development activities are required to perform a ceiling test. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The test determines a limit, or ceiling, on the book value of oil and gas properties. That limit is basically the after tax present value of the future net cash flows from proved crude oil and natural gas reserves. This ceiling is compared to the net book value of the oil and gas properties reduced by any related deferred income tax liability. If the net book value reduced by the related deferred income taxes exceeds the ceiling, impairment or non-cash write down is required. A ceiling test impairment can give us a significant loss for a particular period; however, future DD&A expense would be reduced. Estimates of future net cash flows from proved reserves of gas, oil and condensate are made in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities."

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

Use of Estimates

     The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances. In preparing financial statements, Management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. Our significant estimates include the valuation of deferred tax assets, reserve for doubtful accounts and assumptions underlying our full cost ceiling test and calculation of depletion, depreciation and amortization. Actual results may differ from these estimates.

ITEM 7a.  QUALITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     At December 31, 2002, approximately 80% of our projected oil and natural gas production from proved developed producing reserves is hedged through December 31, 2004 at SWAP prices that average $3.62 per Mcf and $22.91 per Bbl, or a weighted-average natural gas-equivalent price of approximately $3.73 per Mcfe. In connection with the issuance of the notes, we agreed to maintain, on a monthly basis, a rolling two-year hedge program until the maturity of the notes, subject to certain conditions. In March 2002, we terminated certain of our derivatives contracts and replaced them with contracts providing for price floors at the prices specified under the terms of the senior secured notes of $2.75 per MMBtu of natural gas (Henry Hub) and $18.50 per barrel of crude oil (West Texas Intermediate).

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Attached, beginning on F-1, following signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our directors and principal executive officers are:


                  Name                         Age                              Position
-------------------------------------------    ---        ---------------------------------------------------------
James M. Trimble...........................    54         Chairman, President, Chief Executive Officer and Director
Suzanne R. Ambrose.........................    43         Vice President, Treasurer and Chief Financial Officer
Jeffrey T. Janik...........................    50         Vice President, Operations
G. Bryan Dutt..............................    44         Director
David L. Ducote............................    34         Director
Donald W. Riegle, Jr.......................    65         Director
Oliver G. Richard III......................    50         Director

     James M. Trimble has served as President, Chief Executive Officer and Director since July 19, 2002. Most recently, he served as President of Elysium Energy, L.L.C., from July 2000 until the contribution of its properties to a public oil and gas company in November 2001. Prior to Elysium, Mr. Trimble served at Cabot Oil & Gas Corporation from May 1983 to May 2000 in several managerial and senior level executive positions. Before joining Cabot, Mr. Trimble served as President of Volvo Petroleum, Inc., a Houston based, private domestic and international exploration and production company. Mr. Trimble replaced Mr. Dutt as our Chairman of the Board effective February 26, 2003.

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

     G. Bryan Dutt founded Ironman Energy Capital, L.P., a private investment limited partnership, in 1999 and serves as its Managing Partner. Mr. Dutt served as managing partner of Centennial Energy Partners; a private investment limited partnership, from 1995 to 1999. From 1985 to 1995, he was an energy analyst at Howard, Weil, Labouisse, Friedrichs Inc., an energy investment banking firm. He is a past president of the New Orleans Financial Analyst. Mr. Dutt served as our Chairman of the Board from June 13, 2002 until February 26, 2003 when Mr. Trimble was appointed Chairman.

     David L. Ducote has served as President of Tchoupitoulas Partners, a real estate acquisition and development company since 1993, and Fulcrum Capital, a merchant bank and vehicle for private investments since 1998. Additionally, since 1993, Mr. Ducote has served as the Chairman of Park One Holdings; a company, which owns, manages and operates structured parking facilities. Prior to assuming his current positions, Mr. Ducote was associated with the investment banking firm of Howard, Weil, Labouisse, Friedrichs, Inc.

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

MANAGEMENT OF TRI-UNION OPERATING COMPANY

     The principal executive officers of Tri-Union Operating Company are the same as the principal executive officers of Tri-Union Development Corporation. The sole director of Tri-Union Operating is James M. Trimble.

ITEM 11.  DIRECTOR AND EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     We compensate each director $75,000 per year and reimburse reasonable out of pocket expenses incurred in connection with attending board meetings.

EXECUTIVE COMPENSATION

     The following table sets forth certain information for fiscal years 2000, 2001 and 2002 with respect to the compensation paid to Mr. Trimble, our Chief Executive Officer and our other executive officers that received annual compensation (including salary and bonuses earned) that exceeded $100,000 for those years. Tri-Union's compensation committee of the Board of Directors determines the compensation of our executive officers.


                                                                                                     All Other
Name and Principal Positions                              Year       Salary          Bonus       Compensation (1)(3)
----------------------------                              ----   --------------   ------------   -------------------
James M. Trimble........................................  2002   $      136,088   $     50,000   $             2,586
    Chairman, President and Chief Executive Officer       2001               --             --                    --
                                                          2000               --             --                    --
Richard Bowman (5)......................................  2002          160,417             --                 6,129
    President and Chief Executive Officer                 2001          320,833        200,000                11,507
                                                          2000          330,000         10,000                 9,424
R. Kelly Plato (2) (4)..................................  2002               --             --                    --
    Vice President and Chief Financial Officer            2001           88,333        117,500                 6,427
                                                          2000          110,000         27,500                 7,619
Jeffrey T. Janik........................................  2002          180,000         50,000                 9,857
    Vice President, Operations                            2001          152,083        138,750                 8,930
                                                          2000          145,000         18,750                15,271
Suzanne R. Ambrose (2)..................................  2002          175,000         50,000                 4,723
    Vice President, Treasurer and Chief                   2001          140,000        111,250                 4,003
    Financial Officer                                     2000          135,000         21,250                 2,501

----------

(1) Amount includes automobiles furnished by us and premium payments we made for health and life insurance policies for the referenced individuals.

(2)   Amount includes employment on a contract basis until February 2000.

(3)   We had no stock option plans during 2000, 2001 or 2002.

(4) Resigned effective September 2001.

(5) Resigned effective June 13, 2002.

RETENTION BONUSES

     To provide an incentive for our executive officers and key employees through the pendency of our bankruptcy, we incurred retention bonuses of $855,000 and $301,740 during the years ended December 31, 2000 and 2001, respectively. Following the closing of the original offering and our exit from bankruptcy those funds were distributed to 67 persons as bonuses, including $100,000 to R. Kelly Plato, $110,000 to Jeffrey T. Janik and $100,000 to Suzanne Ambrose. No additional retention bonuses were paid to our employees during 2002.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

     We do not currently have employment agreements with our executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     An aggregate of 510,000 shares of our common stock were issued and outstanding on December 31, 2002, consisting of 445,000 shares of class A common stock and 65,000 shares of class B common stock. Of these shares, Richard Bowman, owns 238,333 shares of class A common stock (or 47% of our common stock), the purchasers of units in the original offering own an aggregate of 206,667 shares of class A common stock (or 40% of our common stock) and Jefferies & Company, Inc. owns 65,000 shares of class B common stock (or 13% of our common stock).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We historically have had a series of informal relationships with Richard Bowman and his affiliated companies, including advances to Richard Bowman, for travel and other business expenses. On June 13, 2002, our former Chief Executive Officer and President, Richard Bowman, resigned his positions and was replaced by James M. Trimble, effective July 19, 2002. Mr. Bowman retains ownership of approximately 47% of the Company's outstanding common stock. All informal related party relationships were severed with Mr. Bowman.

OFFICE LEASE

     Effective April 1, 2001, we relocated our executive offices to 530 Lovett Boulevard, Houston, Texas, in a building owned by an affiliate, Tribo Production Co. Ltd. ("TPL"), and subsequently assigned to Lovett Properties, Ltd. ("Lovett"), both of which are beneficially owned by Richard Bowman, our former President, Chief Executive Officer and director. We occupy the entire building, which has approximately 9,355 square feet of office space. We currently occupy this space at a base rental of $26,000 per month. The base rental is subject to adjustment for changes in the consumer price index during the term of the lease. Pursuant to the lease, we are responsible for certain expenses associated with the building, including property taxes, insurance, maintenance and utilities. The lease expires on March 31, 2006. The lease contains five one-year renewal options at the then prevailing market rental rate, which may be exercised upon six months notice to our landlord. The Company has given Bowman and Lovett notice of its intent to vacate the Lovett offices as of the end of March 2003. Lovett has counterclaimed against the Company alleging an anticipated breach of the lease agreement, which Bowman and Lovett contend binds the Company to continue leasing from Lovett for approximately another three years. The Company has alleged that the lease is void and unenforceable because it was unfair to the Company, and was entered into in violation of Bowman's fiduciary obligation to the Company. As a result of the Company's decision to vacate the Lovett offices, net capitalized leasehold improvements in the amount of $331,144 will be expensed during the first quarter of 2003.

     Effective April 1, 2003, the Company has entered into a rental agreement with Blue Dolphin Services Company, a company for which our Chairman, Chief Executive Officer and President is currently serving on the board of directors, whereby we will sub-lease approximately 5,237 square feet of office space in Houston, Texas for a term of approximately 46 months. Our monthly rental rate will range from $5,892 for months one through five to $6,546 per month for the remaining term of the lease.

CERTAIN TRANSACTIONS WITH ATASCA RESOURCES, INC.

     We have historically provided general and administrative services, such as accounting, landman and engineering services to Atasca Resources, Inc. ("Atasca"), an entity owned and controlled by Richard Bowman. During 2000, we commissioned an independent peer group analysis of companies similar to Atasca in order to determine market levels for such services. Based upon this analysis and the actual services performed, we allocated certain general and administrative expenses to Atasca. For the year ended December 31, 2001 and 2002, we received reimbursements totaling $60,000 and $30,000, respectively from Atasca for these services. We discontinued providing general and administrative services for Atasca effective July 31, 2002.

     In addition, during 2001 and continuing until Tribo's properties were assigned to Atasca and we merged with Tribo, a small number of Tribo's oil and natural gas properties were operated by Atasca. Tribo paid Atasca for ordinary and customary lease operating expense incurred in connection with the operation of these properties. During the year ended December 31, 2001, we received oil and natural gas revenues of $155,490 and incurred production and overhead expenses of $104,739. During the year ended December 31, 2002, we received oil and natural gas revenues of $1,404 and incurred production and overhead expenses of $2,652.

CASH ADVANCES WITH AFFILIATED ENTITIES

     Historically, we have made cash advances to, and have received cash advances from, Atasca, Tribo Production Co., Ltd., BL Production Co., Ltd., and Atasca Properties, Ltd.; entities that are beneficially owned or controlled by Richard Bowman. The advances were made primarily for insurance, oilfield services and related activities and reimbursement of corporate expenses. Cash advanced from these affiliates was $292,221 for the year ended December 31, 2001, and $252,211 for the year ended December 31, 2002, reducing the net balance owed to us from these entities to a receivable from affiliate in the amount of $72,496 at December 31, 2001 and payable to affiliate in the amount of $103,217 at December 31, 2002. On June 18, 2001, all net amounts due from Mr. Bowman and entities owned by him were forgiven as partial consideration for the assignment by Mr. Bowman of his interest in a $3.3 million litigation settlement with Credit Lyonnais as more fully described in the "Satisfaction of Certain Related Party Obligations" section.

OTHER TRANSACTIONS WITH RICHARD BOWMAN

     The total amount owed to us by Mr. Bowman for travel and other business expenses was $133,670 and $427,331 at December 31, 2001 and 2002, respectively. The receivable from Mr. Bowman in the amount of $427,331 is combined with the payable to affiliate in the amount of $103,217, resulting in a net amount owed us in the amount of $324,114. A provision for doubtful account in the amount of $324,114 has been recorded at December 31, 2002 pending the resolution of certain legal proceedings (see Item 3 - Legal Proceedings). These advances were non-interest bearing and due on demand. On June 18, 2001, accumulated amounts due from Mr. Bowman and entities owned by him were forgiven as partial consideration for the assignment by Mr. Bowman of his interest in a $3.3 million litigation settlement with Credit Lyonnais as more fully described in the "Satisfaction of Certain Related Party Obligations" section.

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

Assets transferred and receivables forgiven by TDC
                   Oil and gas properties transferred to Atasca ....................................   $  1,097,611
                   Marketable securities transferred to Atasca .....................................        102,454
                   Richard Bowman ..................................................................        581,975
                   Due from Tribo Production Co., Ltd. .............................................        491,878
                   Due from Atasca Resources, Inc. .................................................        109,796
                   Due from BL Production, LLC .....................................................         55,844
                                                                                                       ------------
                                     Total .........................................................   $  2,439,558
                                                                                                       ============

                   Liabilities of TDC cancelled
                   Due to Tribo Production Co., Ltd. ...............................................   $      2,388
                   Due to Atasca Resources, Inc. ...................................................        396,742
                   Due to Atasca Properties, Ltd. ..................................................         16,885
                   Due to BL Production, LLC .......................................................         23,458
                   Due to Atasca Properties, Ltd. ..................................................         14,643
                                                                                                       ------------
                                     Total Liabilities Cancelled ...................................        454,116
                                                                                                       ------------
                                     Net Assets Transferred and Receivables Forgiven ...............   $  1,985,442
                                                                                                       ============

PART IV.

ITEM 14. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this annual report, and have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER                              DESCRIPTION
-------   ---------------------------------------------------------------------
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

  10.1    Amended and Restated Lease Agreement between Tribo Production
          Company, Ltd. and Tri-Union Development Corporation dated June 18,
          2001. (1)

  10.2    ISDA Master Agreement by and between Bank of America, N.A. and
          Tri-Union Development Corporation, dated June 18, 2001. (1)

  16.1    Letter of Hidalgo, Banfill, Zlotnik & Kermali, P.C. (1)

  21.1    Subsidiaries of Registrant. (1)

  23.1*   Consent of BDO Seidman, LLP.

  23.2*   Consent of DeGolyer and MacNaughton, Inc.

  99.1*   Certification of Chief Executive Officer pursuant to 18
          U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2*   Certification of Chief Financial Officer pursuant to 18
          U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

(1) Incorporation by reference to the comparably numbered Exhibit to the Registration Statement on Form S-4 filed by the Issuer November 2, 2001.

                 GLOSSARY OF SELECTED OIL AND NATURAL GAS TERMS

     The following are abbreviations and definitions of terms commonly used in the oil and natural gas industry that are used in this annual report. All volumes of natural gas referred to herein are stated at the legal pressure base to the state or area where the reserves exit and at 60 degrees Fahrenheit and in most instances are rounded to the nearest major multiple.

     Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume of oil, condensate or natural gas liquids.

     Bcf. One billion cubic feet of natural gas.

     Bcfe. One billion cubic feet of natural gas equivalent determined using the ratio of six Mcf of natural gas to one Bbl of oil condensate or natural gas liquids.

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

     MBbls. One thousand barrels of oil.

     MBoe. One thousand barrels of oil equivalent determined using the ratio of one Bbl of crude oil, condensate or natural gas liquids to six Mcf of natural gas.

     Mcf. One thousand cubic feet of natural gas.

     Mcfd. One thousand cubic feet of natural gas per day.

     Mcfe. One thousand cubic feet equivalent determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

     MMBbls. One million barrels of crude oil or other liquid hydrocarbons.

     MMcf. One million cubic feet.

     MMcfe. One million cubic feet of natural gas equivalent determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

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

     Recompletion. The completion for production of an existing wellbore in another formation from that in, which the well has been previously completed.

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

TRI-UNION DEVELOPMENT CORPORATION

By:   /s/ JAMES M. TRIMBLE                                     3/31/03
-----------------------------------------------           --------------------
James M. Trimble                                                Date
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

By:   /s/ SUZANNE R. AMBROSE                                   3/31/03
-----------------------------------------------           --------------------
Suzanne R. Ambrose                                              Date
Vice President, Treasurer and Chief
Financial Officer

By:   /s/ G. BRYAN DUTT                                        3/31/03
-----------------------------------------------           --------------------
G. Bryan Dutt                                                   Date
Director

By:   /s/ DAVID L. DUCOTE                                      3/31/03
-----------------------------------------------           --------------------
David L. Ducote                                                 Date
Director

By:   /s/ DONALD W. RIEGLE, JR.                                3/31/03
-----------------------------------------------           --------------------
Donald W. Riegle, Jr.                                           Date
Director

By:   /s/ OLIVER G. RICHARD III                                3/31/03
-----------------------------------------------           --------------------
Oliver G. Richard III                                           Date
Director

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                            (18 U.S.C. Section 1350)



I, James M. Trimble, certify that:

     1. I have reviewed this annual report on Form 10-K of Tri-Union Development Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions and about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:             March 31, 2003
      -----------------------------------------



          /s/ James M. Trimble
-----------------------------------------------
James M. Trimble
Chairman, President and Chief Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                            (18 U.S.C. Section 1350)


I, Suzanne R. Ambrose, certify that:

     1. I have reviewed this annual report on Form 10-K of Tri-Union Development Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          b) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          c) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          d) presented in this annual report our conclusions and about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:           March 31, 2003
     ------------------------------------------



      /s/ Suzanne R. Ambrose
-----------------------------------------------
Suzanne R. Ambrose
Vice President and Chief Financial Officer

                      INDEX TO AUDITED FINANCIAL STATEMENTS

    TRI-UNION DEVELOPMENT CORPORATION (FORMERLY TRIBO PETROLEUM CORPORATION)
                       CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Public Accountants ............................................   F-2
Consolidated Balance Sheets as of December 31, 2001 and 2002 ........................   F-3
Consolidated Statements of Operations and Comprehensive Income (Loss) for
   the Years Ended December 31, 2000, 2001 and 2002 .................................   F-4
Consolidated Statements of Stockholders' Equity (Capital Deficit) for the Years
   Ended December 31, 2000, 2001 and 2002 ...........................................   F-5
Consolidated Statements of Cash Flows for the Years Ended December 31,
   2000, 2001 and 2002 ..............................................................   F-6
Notes to Consolidated Financial Statements ..........................................   F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
Tri-Union Development Corporation (formerly Tribo Petroleum Corporation) Houston, Texas

     We have audited the accompanying consolidated balance sheets of Tri-Union Development Corporation (formerly Tribo Petroleum Corporation) and subsidiary as of December 31, 2001 and 2002, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (capital deficit) and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tri-Union Development Corporation and subsidiary at December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss of $39.5 million in 2002, and at December 31, 2002 had a capital deficit of $27.1 million and a working capital deficit of $107.9 million, and is in default of its senior secured notes. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



BDO SEIDMAN, LLP

Houston, Texas
March 14, 2003

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)
                           CONSOLIDATED BALANCE SHEETS

                                                                                                         At December 31,
                                                                                                  ------------------------------
                                                                                                      2001             2002
                                                                                                  -------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents ..................................................................   $   4,764,545    $   1,541,680
   Restricted cash ............................................................................       8,929,566        1,583,200
   Accounts receivable, net of allowance for doubtful accounts of
      $1,376,970 and $1,707,465 ...............................................................      13,860,164        6,927,014
   Prepaid and other ..........................................................................       1,960,104        1,936,861
   Derivative contracts .......................................................................       9,525,317               --
   Deferred loan costs, net ...................................................................              --       12,785,411
                                                                                                  -------------    -------------
      Total current assets ....................................................................      39,039,696       24,774,166
                                                                                                  -------------    -------------

Oil and natural gas properties - full cost method, net ........................................      85,524,756       73,829,045
Other assets
   Restricted cash and bonds ..................................................................       5,225,832        5,340,087
   Furniture, fixtures and equipment, net .....................................................       1,147,611          990,514
   Receivables from affiliates, net of allowance for doubtful accounts of
      $0 and $324,114 .........................................................................         206,116               --
   Deferred loan costs, net ...................................................................      17,034,817               --
   Derivative contracts .......................................................................       2,973,627               --
   Other assets (Note 7) ......................................................................              --        2,578,895
                                                                                                  -------------    -------------
      Total other assets ......................................................................      26,588,003        8,909,496
                                                                                                  -------------    -------------
                                                                                                  $ 151,152,455    $ 107,512,707
                                                                                                  =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Current liabilities:
   Accounts payable and accrued liabilities ...................................................   $  22,904,154    $  20,676,260
   Accounts payable subject to renegotiation ..................................................       5,133,667        1,408,185
   Accrued interest ...........................................................................       1,399,306        1,254,067
   Notes payable ..............................................................................         965,875          790,766
   Derivative contracts .......................................................................              --        3,379,875
   Other liabilities ..........................................................................              --        1,797,942
   Current maturities of senior secured notes .................................................      20,000,000               --
   Senior secured notes, in default (Note 8) ..................................................              --      103,397,107
                                                                                                  -------------    -------------
      Total current liabilities ...............................................................      50,403,002      132,704,202
                                                                                                  -------------    -------------

Senior secured notes ..........................................................................      89,172,434               --
Derivative contracts ..........................................................................              --        1,912,722
                                                                                                  -------------    -------------
      Total liabilities .......................................................................     139,575,436      134,616,924
                                                                                                  -------------    -------------

Commitments and contingencies (Note 11)

Stockholders' equity (capital deficit):
   Class A  common stock, $0.01 par value, 445,000 shares authorized;
      368,333 and 445,000 shares issued and outstanding .......................................           3,683            4,450
   Class B common stock, $0.01 par value, 65,000 shares authorized, issued and
      outstanding .............................................................................             650              650
   Additional paid in capital .................................................................      25,220,285       26,065,635
   Deficit ....................................................................................     (13,647,599)     (53,174,952)
                                                                                                  -------------    -------------
      Total stockholders' equity (capital deficit) ............................................      11,577,019      (27,104,217)
                                                                                                  -------------    -------------
                                                                                                  $ 151,152,455    $ 107,512,707
                                                                                                  =============    =============

          See accompanying notes to consolidated financial statements.

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)



                                                                                Years Ended December 31,
                                                                    --------------------------------------------------

                                                                         2000              2001              2002
                                                                    --------------    --------------    --------------
Revenues and other:
    Oil and natural gas revenues ................................   $   73,452,054    $   80,516,275    $   38,166,315
    Gain (loss) on marketable securities ........................          995,180          (556,735)               --
    Gain (loss) on derivative contracts .........................               --        12,498,944       (16,430,010)
    Other .......................................................           28,404           780,967         2,812,233
                                                                    --------------    --------------    --------------
            Total revenues and other ............................       74,475,638        93,239,451        24,548,538
                                                                    --------------    --------------    --------------

Expenses:
    Lease operating expense .....................................       19,485,359        19,947,972        17,697,112
    Workover expense ............................................        6,649,074         5,916,356         4,292,707
    Production taxes ............................................        1,968,342         1,740,162           832,053
    Depreciation, depletion and amortization ....................       13,506,477        12,188,841         8,337,368
    General and administrative ..................................        4,328,358         6,972,544         6,261,845
    Interest expense ............................................       12,757,863        21,144,957        26,731,906
                                                                    --------------    --------------    --------------
            Total expenses ......................................       58,695,473        67,910,832        64,152,991
                                                                    --------------    --------------    --------------

Income (loss) before reorganization costs and income taxes ......       15,780,165        25,328,619       (39,604,453)
Reorganization costs (benefit) ..................................       21,487,191         8,834,468           (77,100)
                                                                    --------------    --------------    --------------
Income (loss) before income taxes ...............................       (5,707,026)       16,494,151       (39,527,353)
Provision for income taxes - current ............................           79,000                --                --
                                                                    --------------    --------------    --------------
Net income (loss) ...............................................       (5,786,026)       16,494,151       (39,527,353)
Other comprehensive income (loss):
    Unrealized losses on available-for-sale-securities ..........           (1,803)               --                --
                                                                    --------------    --------------    --------------
Comprehensive income (loss) .....................................   $   (5,787,829)   $   16,494,151    $  (39,527,353)
                                                                    ==============    ==============    ==============

Net income (loss) per share - basic and diluted .................   $       (24.28)   $        48.01    $       (83.82)
                                                                    ==============    ==============    ==============

Weighted average shares outstanding .............................          238,333           343,580           471,561
                                                                    ==============    ==============    ==============



          See accompanying notes to consolidated financial statements.

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)



                                                          Class A                       Class B
                                                        Common Stock                  Common Stock           Additional
                                                ---------------------------   ---------------------------     Paid in
                                                   Shares         Amount         Shares         Amount        Capital
                                                ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1999 ..................        238,333   $      2,383             --   $         --   $         --
  Net loss ..................................             --             --             --             --             --
  Change in unrealized gains on
     available-for-sale-securities ..........             --             --             --             --             --
                                                ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2000 ..................        238,333          2,383             --             --             --
  Net income ................................             --             --             --             --             --
  Stock issuance in conjunction
     with units offering ....................        130,000          1,300         65,000            650     25,220,285
                                                ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2001 ..................        368,333          3,683         65,000            650     25,220,285
  Net loss ..................................             --             --             --             --             --
  Stock issuance in conjunction
     with refinancing of senior
     secured notes and other ................         76,667            767             --             --        845,350
                                                ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2002 ..................        445,000   $      4,450         65,000   $        650   $ 26,065,635
                                                ============   ============   ============   ============   ============


                                                                 Accumulated
                                                                    Other
                                                                Comprehensive
                                                   Deficit      Income (Loss)       Total
                                                ------------    ------------    ------------

Balance, December 31, 1999 ..................   $(24,355,724)   $      1,803    $(24,351,538)
  Net loss ..................................     (5,786,026)             --      (5,786,026)
  Change in unrealized gains on
     available-for-sale-securities ..........             --          (1,803)         (1,803)
                                                ------------    ------------    ------------
Balance, December 31, 2000 ..................    (30,141,750)             --     (30,139,367)
  Net income ................................     16,494,151              --      16,494,151
  Stock issuance in conjunction
     with units offering ....................             --              --      25,222,235
                                                ------------    ------------    ------------
Balance, December 31, 2001 ..................    (13,647,599)             --      11,577,019
  Net loss ..................................    (39,527,353)             --     (39,527,353)
  Stock issuance in conjunction
     with refinancing of senior
     secured notes and other ................             --              --         846,117
                                                ------------    ------------    ------------
Balance, December 31, 2002 ..................   $(53,174,952)   $         --    $(27,104,217)
                                                ============    ============    ============








          See accompanying notes to consolidated financial statements.

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                            Years Ended December 31,
                                                                              --------------------------------------------------
                                                                                   2000              2001              2002
                                                                              --------------    --------------    --------------
Cash flows from operating activities:
   Net income (loss) ......................................................   $   (5,786,026)   $   16,494,151    $  (39,527,353)
   Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
         Depreciation, depletion and amortization .........................       13,506,477        12,188,841         8,337,368
         Amortization of bond discount ....................................               --         3,922,434         6,099,673
         Amortization of deferred loan costs ..............................               --         3,208,151         5,122,682
         Loss (gain) on sale of marketable securities .....................         (995,179)          556,735                --
         Accretion of bond interest income ................................         (138,040)         (123,471)         (114,255)
         Loss (gain) on sale of equipment .................................               --            (4,961)            1,435
         Reorganization costs (benefit) ...................................       21,487,191         8,834,468           (77,100)
         Cash settlements on derivative contracts .........................               --        (5,670,750)       (1,047,454)
         Loss on derivative floor contracts recognized in revenues ........               --                --           906,502
         Loss (gain) on derivative contracts ..............................               --       (12,498,944)       16,430,010
   Changes in assets and liabilities:
      Restricted cash .....................................................               --        (8,929,566)        7,346,366
      Accounts receivable .................................................      (15,389,358)       10,686,834         6,933,150
      Prepaid expenses ....................................................         (585,888)         (447,930)           23,243
      Receivables from affiliates .........................................          203,071            (1,627)          206,116
      Other asset .........................................................               --                --        (2,578,895)
      Accounts payable and accrued liabilities ............................       12,346,569       (11,163,089)        5,902,947
      Accounts payable subject to renegotiation ...........................               --         5,133,667        (3,725,482)
      Pre-petition liabilities subject to compromise ......................       18,043,910       (44,242,040)               --
                                                                              --------------    --------------    --------------
   Net cash (used in) provided by operating activities before
      reorganization items ................................................       42,692,727       (22,057,097)       10,238,953
                                                                              --------------    --------------    --------------

Operating cash flows from reorganization items:
   Bankruptcy related professional fees paid ..............................       (2,536,788)       (6,161,956)          (73,980)
   Interest earned during bankruptcy ......................................          538,841           945,722                --
                                                                              --------------    --------------    --------------
      Net cash used for reorganization items ..............................       (1,997,947)       (5,216,234)          (73,980)
                                                                              --------------    --------------    --------------
         Net cash provided by (used in) operating activities ..............       40,694,780       (27,273,331)       10,164,973
                                                                              --------------    --------------    --------------

Cash flows from investing activities:
   Purchase of marketable securities ......................................       (1,118,069)         (742,910)               --
   Proceeds from sale of marketable securities ............................        1,874,245           555,964                --
   Additions to oil and natural gas properties ............................      (10,877,657)      (13,597,525)       (6,457,721)
   Purchase of furniture, fixtures and equipment ..........................          (31,280)       (1,192,422)         (150,520)
   Proceeds from disposal of equipment ....................................               --            18,503                --
   Proceeds from sales of oil and natural gas properties ..................          389,971         2,225,529        10,122,246
   Cash settlements on derivative contracts ...............................               --         5,670,750         1,047,454
   Proceeds from sale of derivative contracts .............................               --                --         2,252,971
   Purchase of restricted cash and bonds ..................................         (355,000)         (427,717)               --
                                                                              --------------    --------------    --------------
      Net cash provided by (used in) investing activities .................      (10,117,790)       (7,489,828)        6,814,430
                                                                              --------------    --------------    --------------

Cash flows from financing activities:
   Proceeds from unit offering ............................................               --       113,444,294                --
   Payments of long-term debt .............................................         (376,500)     (104,323,500)      (20,000,000)
   Payment of loan fees ...................................................               --        (3,215,024)          (27,159)
   Increase (decrease) in notes payable ...................................          (24,547)          631,995          (175,109)
                                                                              --------------    --------------    --------------
      Net cash provided by (used in) financing activities .................         (401,047)        6,537,765       (20,202,268)
                                                                              --------------    --------------    --------------

Net increase (decrease) in cash and cash equivalents ......................       30,175,943       (28,225,394)       (3,222,865)
Cash and cash equivalents - beginning of year .............................        2,813,996        32,989,939         4,764,545
                                                                              --------------    --------------    --------------
Cash and cash equivalents - end of year ...................................   $   32,989,939    $    4,764,545    $    1,541,680
                                                                              ==============    ==============    ==============





          See accompanying notes to consolidated financial statements.

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS




Supplemental disclosures of cash flow information:
   Interest paid during the period ............................................   $  4,039,520   $ 24,805,447    $  7,439,049
   Income taxes paid ..........................................................             --         79,000              --
Non-cash transactions:
   Transfer of long-term debt to pre-petition liabilities subject to
      compromise ..............................................................    104,700,000             --              --
   Discount on unit offering ..................................................             --    (24,750,000)             --
   Issuance of Class A and B common stock in conjunction with units offering ..             --     28,600,000              --
   Transfer of oil and natural gas properties to affiliate ....................             --      1,097,611              --
   Reorganization costs accrued in accounts payable and accrued liabilities ...      1,914,753        967,505         865,155
   Reorganization costs accrued in pre-petition liabilities subject to
      compromise ..............................................................     17,794,272             --              --
   Purchase of derivative contracts as other long-term liability ..............             --             --       1,797,942
   Issuance of Class A common stock in conjunction with refinancing of
      senior secured notes ....................................................             --             --         850,000
   Conversion of accrued interest payable to senior secured debt ..............             --             --       8,125,000










          See accompanying notes to consolidated financial statements.

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

Basis of Presentation

     Tri-Union Development Corporation ("New TDC") formerly Tribo Petroleum Corporation ("Tribo") was incorporated in the state of Texas in September 1992. New TDC and its subsidiary ("the Company") is an independent oil and natural gas company engaged in the acquisition, operation and development of oil and natural gas properties primarily in areas of Texas, offshore in the shallow waters of the Gulf of Mexico, and in the Sacramento Basin of northern California.

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

NOTE 2 -- GOING CONCERN UNCERTAINTIES AND MANAGEMENT'S PLANS TO RESOLVE THE GOING CONCERN UNCERTAINTIES

     As discussed in Note 8, a sequence of events occurred in the second and third quarters of 2002, as a result of which the Company became in default of its senior secured notes and the notes became due on demand. Accordingly, the senior secured notes and related deferred loan costs have been classified as current in the accompanying consolidated balance sheet at December 31, 2002. While the Company continues to delay certain of its workover and capital improvement projects in order to maximize available cash to meet its debt obligations, the foregoing event of default could have a material adverse impact on the Company's ability to meet working capital requirements and repay its indebtedness. Should the noteholders demand payment on the notes, the Company will not have the ability to generate sufficient resources to satisfy this obligation. Additionally, in 2002, the Company incurred a net loss of $39.5 million and at December 31, 2002 has a capital deficit of $27.1 million and a working capital deficit of $107.9 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company does not expect that cash flows from operations will be sufficient to finance the payment of principal and interest on its senior secured notes, abandonment liabilities and capital budget. The Company is evaluating its alternatives to finance these obligations. The alternatives being evaluated include:

          o    sale of oil and gas properties or production payments,

          o    restructuring of the senior secured notes, and

          o    issuing of additional equity.

The Company has retained an investment bank to solicit bids for its oil and gas properties. In addition, the Company has had extended discussions with holders of our senior notes regarding a restructuring of the notes. The Company has also had discussions with possible investors regarding an investment in the company. None of these discussions have resulted in an offer or formal proposal. There can be no assurance that the Company will be able to restructure its senior secured notes or locate investors willing to invest in the Company or that terms of a restructuring or investment, if available, would be acceptable to the Company.

     A restructuring that involves a sale of all or substantially all of the Company's assets or requires the issuance of certain amounts of equity may require the approval of Mr. Bowman as a stockholder. The Company is currently involved in litigation with Mr. Bowman (see Note 11 - "Commitments and Contingencies").

     To the extent the cash generated from oil and gas property sales and cash flows from continuing operations are insufficient to meet its debt obligations and projected working capital needs, the Company will have to raise additional capital. No assurance can be given that additional funding will be available, or if available, will be on terms acceptable to the Company. Uncertainty regarding the amount and timing of any proceeds from the Company's plans to raise additional capital raises substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Restricted Cash and Bonds

     The Company had restricted cash balances at December 31, 2001 and 2002 of $683,813 and $721,952, respectively. These restricted cash balances are pledged for regulatory operating deposits and performance bonds.

     Until July 2001, the Company held zero coupon U.S. Treasury Bonds with a 2019 maturity value of $12,250,000, held in trust and pledged as collateral for bonds issued to the Minerals Management Service ("MMS") for the plugging and abandonment of certain wells and the decommissioning of offshore platforms. During July 2001, the Company was required to replace its pledged collateral and issue $9,850,000 of new bonds to the MMS. The zero U.S. Treasury Bonds were sold for $4,248,048 and cash in the amount of $4,500,000 was deposited into a restricted interest bearing money market account as collateral for the new bonds. At December 31, 2001 and 2002, the restricted money market account had a balance of $4,542,019 and $4,618,135, respectively.

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

     Internal costs, including salaries, benefits and other internal salary related costs, which can be directly identified with acquisition, exploration or development activities are capitalized while any costs related to production, general corporate overhead, or similar activities are charged to expense. Geological and geophysical costs not directly associated with a specific unevaluated property are included in the amortization base as incurred. Capitalized internal costs directly identified with the Company's acquisition, exploration and development activities amounted to approximately $767,000, $856,000 and $1,202,000 in 2000, 2001 and 2002, respectively. Internal costs included in capitalized oil and gas properties amounted to approximately $3,067,000 and $4,269,000 at December 31, 2001 and 2002, respectively.

     The capitalized costs of oil and natural gas properties, plus estimated future development costs relating to proved reserves and estimated costs of plugging and abandonment, net of estimated salvage value, are amortized on the unit-of-production method based on total proved reserves. The computation of depreciation, depletion and amortization ("DD&A") takes into consideration restoration, dismantlement and abandonment costs and the anticipated proceeds from equipment salvage. The estimated restoration, dismantlement and abandonment costs for onshore properties are expected to be offset by the estimated salvage value of lease and well equipment. As of December 31, 2001 and 2002 the Company has recorded an offshore abandonment liability of $3,383,000 and $4,455,000, respectively, based on total expected abandonment costs of approximately $12,238,000 and $23,786,000, respectively. This liability is included in accumulated DD&A on the consolidated balance sheets. For the years ended December 31, 2000, 2001 and 2002, the Company recorded accretion of its offshore abandonment liability of $1,083,000, $709,000, and $1,072,000, respectively. This accretion is recorded as a component of DD&A expense in the consolidated statements of operations.

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     The costs of unproved properties are excluded from amortization until the properties are evaluated, subject to an annual assessment of whether impairment has occurred. In determining whether impairment of unevaluated properties has occurred, management evaluates, among other factors, current oil and natural gas industry conditions, capital availability, primary lease terms of the properties, holding periods of the properties, and available geological and geophysical data. Any impairment assessed is added to the costs being amortized. Costs of drilling exploratory dry holes are included in the amortization base immediately upon determination that a well is dry. At December 31, 2002, all of the Company's oil and gas properties were classified as evaluated and are included in the amortization base. The Company's proved oil and natural gas reserves were estimated by an independent petroleum engineering firm.

     The capitalized oil and natural gas property costs, less accumulated depreciation, depletion and amortization and related deferred income taxes, if any, are generally limited to an amount (the ceiling limitation) equal to the sum of (a) the present value of estimated future net revenues computed by applying current prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and natural gas reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing the reserves using a discount factor of 10% and assuming continuation of existing economic conditions; and (b) the cost of investments in unevaluated properties excluded from the costs being amortized. No ceiling write down was recorded in 2000, 2001 or 2002.

     General and administrative expenses are reported net of amounts allocated to working interest owners of the oil and natural gas properties operated by the Company, net of amounts charged for administrative and overhead costs and net of amounts capitalized pursuant to the full cost method of accounting.

Furniture, Fixtures and Equipment

     Furniture, fixtures and equipment are carried at cost. Depreciation is provided on the straight-line basis using estimated useful lives of three to ten years. At the time of a retirement or sale, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recorded to income. Maintenance and repairs are charged to expense as incurred. Renewals, betterments and expenditures that increase the value of the property or extend its useful life, are capitalized.

Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

     Accounts receivable are customer obligations due under normal trade terms. We sell our production to companies involved in the transportation and refining of oil and natural gas. We perform continuing credit evaluations of our customers' financial condition and although we generally do not require collateral, letters of credit may be required from our customers in certain circumstances.

     Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2002 is adequate. However, actual write-offs might exceed the recorded allowance.

Financial Instruments and Concentration of Credit Risk

     Financial instruments that subject the Company to credit risk consist of accounts receivable. The receivables are primarily from companies in the oil and natural gas industry or from individual oil and natural gas investors. During 2000, 2001 and 2002, the Company had revenues from certain customers exceeding 10% of total revenues as follows:

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



                                                              2000            2001            2002
                                                          ------------    ------------    ------------

Customer A ............................................             31%             22%             41%
Customer B ............................................             11%             --              --
Customer C ............................................             --              19%             --
Customer D ............................................             --              11%             --
Customer E ............................................             --              --              11%
Customer F ............................................             --              --              11%

     In the case of receivables from joint interest owners, the Company may have the ability to offset amounts due against the participant's share of production from the related property.

     The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. The fair value of these instruments approximates their carrying value at December 31, 2001 and 2002.

Income Taxes

     The Company accounts for income taxes using the "liability method." Accordingly, deferred tax liabilities or assets are determined based on temporary differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates is recognized in income in the period such change occurs. A valuation allowance is provided for deferred tax assets to the extent realization is not judged to be more likely than not.

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

Derivative Transactions

     Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" was effective for the Company as of January 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. At December 31, 2002, the Company had maintained a rolling two-year combination of commodity price SWAP and price floor agreements in order to manage the price risk associated with a portion of its projected production. These derivative transactions were not designated for hedge accounting under SFAS No. 133 and, accordingly, changes in the estimated value of derivative contracts held at the balance sheet date are recognized in the statement of operations as non-cash gains or losses on derivative contracts. Conversely, cash settlements realized from the Company's derivative contracts are included in oil and natural gas revenues in the accompanying consolidated statements of operations. At December 31, 2002, the estimated fair value of the Company's derivative contracts held represents a net current liability of $3,379,875 and a net non-current liability of $1,912,722. During the year ended December 31, 2002, net cash settlements realized from the Company's derivative contracts amounted to a net payment of $1,047,454.

     In connection with the issuance of the notes, we agreed to maintain, on a monthly basis, a rolling two-year hedge program until the maturity of the notes, subject to certain conditions. As of March 31, 2003, the Company has oil and

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


natural gas SWAP contracts in place through February 2005. In consideration of management's plans to market all or part of the Company's oil and natural gas properties, additional SWAP contracts will not be put in place. As a result, the Company has informed the Indenture Trustee that a default exists pursuant to the Indenture requirements to maintain a two-year hedge program.

Earnings (Loss) Per Share

     Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company had no potentially dilutive securities for the years ended December 31, 2000, 2001 or 2002.

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

Reclassifications

     Certain reclassifications have been made to the 2000 and 2001 balances to conform to the 2002 presentation.

Recently Issued Accounting Pronouncements

     In June 2001, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 required the Company to recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001, and for purchase business combinations completed on or after July 1, 2001. SFAS No. 141 also requires upon adoption of SFAS No. 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. SFAS No. 142 requires that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill and to reassess the amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The adoption of SFAS No. 141 and SFAS No. 142 in 2002 did not materially impact the Company's financial position and results of operations.

     In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and is applicable to all companies. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in SFAS No. 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statue, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. The Company will adopt SFAS No. 143 in the first quarter of 2003. The Company is continuing its assessment of how the adoption of SFAS No. 143 will impact its financial position and results of operations.

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets ("SFAS No. 144"). SFAS No. 144, which supercedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of and amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim financials within those fiscal years, with early adoption encouraged. The provisions of SFAS No. 144 are generally to be applied prospectively. The adoption of SFAS No. 144 in 2002 did not have a material effect on the Company's financial condition or results of operations.

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

     On June 20, 2002, FASB's Emerging Issues Task Force (EITF) reached a partial consensus on Issue No. 02-03, Recognition and Reporting of Gains and Losses on Energy Trading Contracts under EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, and No. 00-17, Measuring the Fair Value of Energy-Related Contracts in Applying Issue No. 98-10. The EITF concluded that, effective for periods ending after July 15, 2002, mark-to-market gains and losses on energy trading contracts (including those to be physically settled) must be retroactively presented on a net basis in earnings. In addition, companies must disclose volumes of physically-settled energy trading contracts. The Company is evaluating the impact of this new consensus on the presentation of its consolidated income statement but believes it will not have a material impact on total revenues and expenses. The consensus will have no impact on our results of operations.

     In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost is recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future exit or disposal costs as well as the amount recognized. Adoption of this standard will not have any immediate effect on our consolidated financial statements. The Company will apply this guidance prospectively.

     In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which disclosures are effective for financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, and do not represent significant commitments or contingent liabilities of the indebtedness of others.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure,' which amended SFAS No. 123 "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the change used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. The Company does not offer employee stock-based compensation; therefore SFAS No. 148 will not have an effect on its consolidated financial statements.

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2002, however, disclosures are required currently if the Company expects to consolidate any variable interest entities. Apart from our wholly owned subsidiary, whose results are currently consolidated in the accompanying financial statements, the Company does not currently believe that any other entities will be consolidated as a result of FIN 46.

NOTE 4 -- EMERGENCE FROM BANKRUPTCY

     During February 2000, the Company defaulted under the terms of a $105 million Acquisition Facility with a bank, and the bank demanded payment of all principle and interest. On March 14, 2000, TDC (the "Debtor") sought protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division ("Bankruptcy Court").

     All payments made from TDC to TOC, TPC or any related party during the Bankruptcy was required to be approved by the Bankruptcy Court.

     Reorganization Costs -- As a result of TDC filing for protection under Chapter 11 of the U.S. Bankruptcy Code, the Company incurred certain reorganization costs (benefits) during the years ended December 31, 2000, 2001 and 2002 totaling $21,487,191, $8,834,468 and ($77,100), respectively which include the following:

          Rejection of fixed-price physical delivery contract -- The bankruptcy court approved a motion to reject a fixed-price physical delivery contract. A claim was filed by the damaged party resulting in a liability of $17,559,272 (see Note 9). During the years ended December 31, 2000 and 2001, the Company incurred reorganization expenses related to this claim of $17,559,272 and $737,022, respectively.

          Professional fees and other -- The Company was required to hire certain legal and accounting professionals to help the Company and its Creditors in its bankruptcy proceedings. These fees were $3,611,760 during 2000, $3,781,716 during 2001 and $106,352 during 2002.

          Retention costs -- In an effort to maintain certain key employees through the bankruptcy period, the Company incurred retention bonuses of $855,000 and $301,740 during the years ended December 31, 2000 and 2001, respectively. During August 2001, we paid the retention bonus to our employees.

          Interest expense - The Company paid interest expense of $2,974,270 during the year ended December 31, 2001as a result of our emergence from bankruptcy.

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

          Interest Income -- The Company earned interest income of $538,841 from March 14, 2000 through December 31, 2000, and $945,722 from January 1, 2001 through June 18, 2001. During the year ended December 31, 2002, interest income in the amount of $183,452, which had previously been deferred for the potential future settlement of pre-petition claims, was recognized into interest income.

     On May 23, 2001, TDC's plan of reorganization was confirmed by the bankruptcy court. In accordance with this plan, the Company paid all pre-petition liabilities in full. In addition, as part of the confirmation of the plan, TDC's largest creditor agreed to a $3,300,000 reduction of their claim in settlement of a lawsuit originally brought by the Company and its chief executive officer. The chief executive officer assigned his interest in the settlement to the Company in exchange for certain assets, which are further described in the "Atasca transaction" above (see Note 6).

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 5 -- ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The activity of the allowance for doubtful accounts on trade and affiliate receivables for the year ended December 31, were as follows:

                                                              2000            2001            2002
                                                          ------------    ------------    ------------
Balance, beginning of year ............................   $    867,864    $    351,505    $  1,376,970
     Additions (Recoveries) ...........................       (498,436)      1,040,302         729,849
     Write offs .......................................        (17,923)        (14,837)        (75,240)
                                                          ------------    ------------    ------------
Balance, end of year ..................................   $    351,505    $  1,376,970    $  2,031,579
                                                          ============    ============    ============

NOTE 6 -- RELATED PARTY TRANSACTIONS

     Balances owed by/(to) affiliated companies were comprised of the following at December 31:

                                                              2001           2002
                                                          ------------   ------------
Receivable:
    Atasca Resources, Inc. ............................   $     46,185   $         --
     Largest Shareholder and
       Former Chief Executive Officer .................        133,670        427,331
    Other Affiliates ..................................         26,261         30,286
Payable:
    Atasca Resources, Inc. ............................             --       (133,503)
    Allowance for doubtful accounts ...................             --       (324,114)
                                                          ------------   ------------
Receivable from affiliates, net .......................   $    206,116   $         --
                                                          ============   ============

     Atasca Resources, Inc. and the Other Affiliates referred to above are all owned by the Company's largest shareholder and former chief executive officer (prior to June 18, 2001, the Company's former Chief Executive Officer was its sole shareholder). With the Company's issuance of class A and B common stock on June 18, 2001 (see note 12), the Company's former Chief Executive Officer's shareholdings were effectively reduced to 55%. On July 3, 2002, the Company issued 76,667 shares of class A common stock to the holders of its senior secured notes. The issuance of these shares reduced the Company's former Chief Executive Officer's shareholdings to approximately 47%.

     The net amounts receivable from affiliates are recorded in the accompanying consolidated balance sheets as Receivables from Affiliates. The amounts due to or from affiliates have no established repayment terms and no interest is charged. A provision for doubtful accounts in the amount of $324,114 has been recorded at December 31, 2002 pending the resolution of Bowman related legal proceedings.

     The receivables and payables with Atasca Resources, Inc. primarily relate to cash advances, transfers, reimbursement of corporate expenses, oil and gas sales, production expenses, and related activities. In addition, Atasca Resources, Inc. paid the Company a management fee of $60,000, $60,000 and $30,000 in 2000, 2001 and 2002, respectively.

     Effective April 1, 2001, the Company entered into a month-to-month lease agreement with a related party, Tribo Production Company, Ltd., which was subsequently assigned to Lovett Properties, Ltd. ("Lovett"), both of which are beneficially owned by Richard Bowman, for the lease of its current office facilities. In June 2001, the lease was amended to a five-year commitment with terms that require the Company to pay rent of $26,000 per month. The Company has given Bowman and Lovett notice of its intent to vacate the Lovett offices as of the end of March 2003 (see Note 11). As a result of the Company's decision to vacate the Lovett offices, net capitalized leasehold improvements in the amount of $331,144 will be expensed during the first quarter of 2003.

     The receivable from the Company's largest shareholder and former chief executive officer principally relates to cash and travel advances and other business and entertainment expenses.

     The receivables from Atasca Resources, Inc. and other affiliates of the Company are primarily for cash advances.

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     The Company earned revenues and incurred production expenses through Atasca Resources, Inc. for the years ended December 31, as follows:

                                                              2000           2001           2002
                                                          ------------   ------------   ------------
Oil sales .............................................   $    473,072   $     96,961   $         --
Natural gas sales .....................................        112,620         58,529          1,404
Production expenses ...................................        237,807        104,739          2,652

     As a condition of TDC's plan of reorganization, the Company agreed to transfer all of the oil and natural gas properties and certain marketable securities owned by Tribo Petroleum Corporation, as of May 1, 2001 to its affiliate, Atasca Resources, Inc., at their net book values of approximately $1,098,000 and $102,000, respectively. Revenues from the oil and natural gas properties totaled $1,777,649 for the year ended December 31, 2000 and $778,606 for the period from January 1 through May 1, 2001. In connection with this transaction, all balances owing to and from the Company by its affiliates on May 1, 2001 were forgiven. These balances aggregated to a net receivable from the affiliates of $785,000. As a consequence of these transactions, the Company recorded a one-time reorganization expense of approximately $1,985,000 in 2001.

NOTE 7 -- OIL AND NATURAL GAS PROPERTIES

     The following table sets forth information concerning the Company's oil and natural gas properties at December 31:

                                                                2001                2002
                                                          ----------------    ----------------
Cost of oil and natural gas properties, all
    evaluated .........................................   $    136,452,676    $    132,788,152
Accumulation of depreciation, depletion and
    amortization ......................................        (50,927,920)        (58,959,107)
                                                          ----------------    ----------------
                                                          $     85,524,756    $     73,829,045
                                                          ================    ================

     At December 31, 2001 and 2002, all of the Company's oil and gas properties were evaluated and, accordingly, were included in the amortization base.

     During 2002, the Company sold certain of its oil and natural gas properties for net cash proceeds for approximately $10,100,000. Consistent with the Company's policy of accounting for its oil and natural gas properties using the full cost method, the sales price was credited to oil and natural gas properties with no corresponding gain or loss recorded as a result of the sale transactions. Among those properties sold was the Company's interest in the Scott, Clear Branch and Rayne Fields in Louisiana for $ net proceeds of 5,800,000.

     During the second quarter of 2002, the Company participated in the successful drilling and completion of the Champion #1-H well in Grimes County, Texas. The well was brought into production during the second quarter of 2002 for a net cost of $2,578,895. Currently, the title to this well is in dispute (see Note 11). As a result, the net cost to drill and complete the well is shown on the accompanying balance sheet as other assets at December 31, 2002, pending resolution of the title dispute.

NOTE 8 -- SENIOR SECURED NOTES AND UNIT OFFERING

     On June 18, 2001, the Company completed a unit offering of (1) $130 Million of 12.5% senior secured notes due 2006 ("Notes") and (2) 130,000 shares of class A common stock of New TDC. Each unit consisted of a Note in the principal amount of $1,000 and one share of class A common stock. The Notes are guaranteed by TOC (see Note 14).

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

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The Notes were issued at a 5.5% discount from their face amount resulting in an aggregate discount of $7,150,000 that is being amortized as additional interest expense over the term of the Notes. The 5.5% discount, together with the value of the class A common stock issued in the offering which was also accounted for as bond discount, the allocated value of the class B common stock, and other offering costs aggregating a total of $45,016,000 (see below), make the effective interest rate on the Notes 21.9%.

     At any time prior to June 1, 2003, New TDC may redeem in the aggregate up to 30% of the then outstanding aggregate principal amount of the Notes with the Net Cash Proceeds of one or more equity offerings at a redemption price of 112.5% of the Notes, together with accrued and unpaid interest to the redemption date.

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

     The indenture contains certain covenants, including covenants that limit the Company's ability to incur additional debt, to sell or transfer its assets and covenants that require the board of directors to consist of no fewer than three individuals, at least 60% of which are required to be independent. Additionally, the Company is required to hedge its oil and natural gas production so as to maintain hedged revenue to interest expense ratio of at least three to one. The Company is not permitted to hedge more than 80% of its projected proved developed producing volumes of oil and natural gas, except under price floor contracts or options, and the Company is not required to enter into hedges when certain benchmark prices are less than $2.75 per MMBtu or $18.50 per Bbl.

     On June 1, 2002, the Company was required to make a $28,125,000 payment of principal and interest on its senior secured notes, and an additional scheduled interest payment of approximately $7,400,000 on December 1, 2002. In addition, the Company has a scheduled principal and interest payment of approximately $27,400,000 due June 1, 2003. The Company made its scheduled principal payment of $20,000,000 due on June 1, 2002 and its scheduled interest payment of $7,400,000 on December 1, 2002, but refinanced its scheduled June 1, 2002 interest payment of $8,125,000 into additional promissory notes under the terms of a Waiver, Agreement and Supplemental Indenture (the "Waiver"). The Waiver contained additional covenants, one of which required the Company to obtain clear title to an oil and gas property subject to lien by no later than August 2, 2002 (see Note 7). Additionally, the Waiver contained covenants requiring the Company to maintain average daily production levels of 28.5 Mmcfe per day and to generate $4.0 million and $4.2 million of EBITDA, as adjusted for the non-cash effects of oil and gas hedging contracts as of the end of September 30, 2002 and December 31, 2002, respectively. As the Company was unable to obtain clear title to the subject property by August 2, 2002, did not maintain the required production levels, and did not meet the required EBITDA thresholds, an event of default occurred to the Waiver and the original Indenture whereby the senior secured notes became due on demand. Accordingly, the senior secured notes and related deferred loan costs have been classified as current in the accompanying consolidated balance sheet at December 31, 2002.

     In connection with the issuance of the notes, we agreed to maintain, on a monthly basis, a rolling two-year hedge program until the maturity of the notes, subject to certain conditions. As of March 31, 2003, the Company has oil and natural gas SWAP contracts in place through February 2005. In consideration of management's plans to market all or part of the Company's oil and natural gas properties, additional SWAP contracts will not be put in place. As a result, the Company has informed the Indenture Trustee that a default exists pursuant to the Indenture requirements to maintain a two-year hedge program.

Class A Common Stock

     On June 18, 2001, the Company issued 130,000 shares of class A common stock with an estimated fair value of $17.6 million. This amount was allocated to the value of the class A common stock from the total proceeds received by

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

the Company in the unit offering, thereby creating an additional bond discount which is being amortized to interest expense over the life of the bonds using the effective interest method.

     On July 3, 2002, the Company issued 76,667 shares of its class A common stock, par value $0.01 per share to the holders of its 12.5% senior secured notes in consideration for the Waiver described above. These shares had an estimated fair value of $850,000 and this value was considered to be additional loan costs of the senior secured notes as refinanced in June 2002. The issuance of the additional shares of class A common stock resulted in a change of control with respect to beneficial ownership of our common stock. An aggregate of 510,000 shares of our common stock were issued and outstanding at July 3, 2002 consisting of 445,000 shares of class A common stock and 65,000 shares of class B common stock. Of these shares, Richard Bowman, our former President and Chief Executive Officer, owns 238,333 shares of class A common stock and no shares of class B common stock, or 47% of our common stock. The holders of the senior secured notes hold an aggregate of 206,667 shares of class A common stock and Jefferies & Company, Inc. holds an aggregate of 65,000 shares of class B common stock, or a combined 53% of our common stock. Prior to the July 3, 2002 issuance of an additional 76,667 shares of class A common stock, Richard Bowman owned 55% of the issued and outstanding shares of common stock. As a result of the aforementioned changes in securities and the resulting change in control, federal tax laws may restrict the Company's ability to utilize its net operating loss carryforward's.

Class B Common Stock

     On June 18, 2001, the Company issued 65,000 shares of class B common stock to the initial purchaser of the Notes. These shares had an estimated fair value of $11,000,000 and this value was considered to be offering costs of the Company's unit offering. Accordingly, $9,427,000 was allocated to the debt component of the unit offering, and $1,573,000 was allocated to the equity component of the unit offering. The portion of the offering costs associated with the issuance of the Notes is being amortized as additional interest expense over the term of the Notes. The class B common stock has special voting rights and the ability to control the board of directors of New TDC, subject to certain limitations (see Note 12).

     In addition, the Company incurred other offering costs of $12,647,000. Of these costs $10,839,000 was allocated to the debt component of the unit offering, and $1,809,000 was allocated to the equity component of the unit offering. The portion of the offering costs associated with the issuance of the Notes is being amortized as additional interest expense over the term of the Notes.

NOTE 9 -- DERIVATIVE TRANSACTIONS

     The Company may use derivative instruments to manage exposures to commodity prices. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of this exposure.

     In April 1999, the Company entered into a thirty-two month fixed-price physical delivery contract with Aquila Energy Marketing Corporation ("Aquila") that obligated the Company to deliver specified volumes of natural gas to Aquila at a certain price. For the years 2000 and 2001, the Company agreed to deliver approximately 3,098,000 Mbtu and 2,894,000 Mbtu, respectively, with prices ranging from $2.353/Mcf to $2.697/Mcf.

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

     In June 2001 the Company entered into three commodity SWAP derivative contracts as a condition of the issuance of the Notes described in Note 8. Under the terms of the Notes, the Company must use these contracts to mitigate the volatility of the commodity prices to ensure that the Company has sufficient cash flows to service the Notes. The contracts are not designated for hedge accounting under FAS No. 133; therefore, the Company recorded these contracts at their estimated fair values, and included the changes in their fair value in the statement of operations.

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     On March 28, 2002, the Company terminated certain of its commodity price SWAP derivative contracts for net proceeds of $2,252,971 and replaced them with contracts providing for price floors at prices specified under the terms of the senior secured notes of $2.75 per MMBtu of natural gas and $18.50 per barrel of crude oil. The gain of $2,252,971 from the sale of the commodity price SWAP derivative contracts is included in gain (loss) on derivative contracts in the Company's consolidated statements of operations for the year ended December 31, 2002. The purchase price of the floor contracts of $1,797,942 is due and payable in full on July 1, 2003 and, accordingly, has been presented as a current liability in the accompanying consolidated balance sheet at December 31, 2002. The purchase price of the floor contracts is recognized as an offset to revenues in the accompanying consolidated statements of operations based upon the cost of the individual contracts purchased. During the year ended December 31, 2002, the Company recognized $906,502 of such costs as an offset to revenues.

     As of December 31, 2002 the Company had outstanding commodity price SWAP agreements. The following table sets forth the volumes and hedge prices of our SWAP contracts:

                                           Contract 1                           Contract 2
                               ---------------------------------     ---------------------------------
                                           Crude Oil                           Natural Gas
                               ---------------------------------     ---------------------------------
                                    Volume             Hedge              Volume             Hedge
          Date                     Per Day             Price             Per Day             Price
--------------------------     --------------     --------------     --------------     --------------

January 1 - June 30, 2003            0.7 Mbbl         $28.93/bbl           4.6 Mmcf          $4.13/mcf
July 1 - December 31, 2003           1.0 Mbbl         $21.51/bbl           6.0 Mmcf          $3.35/mcf
January 1 - June 30, 2004            1.9 Mbbl         $22.13/bbl           7.8 Mmcf          $3.55/mcf
July 1 - December 31, 2004           1.6 Mbbl         $22.84/bbl           6.4 Mmcf          $3.63/mcf

     The contracts stipulate that the Company will receive or make payments based upon the differential between the hedge prices and the market prices, as defined in the contracts, for the notional quantities. The estimated fair value of these contracts at December 31, 2002 of $5,292,597 is included in the accompanying balance sheet as a current liability of $3,379,875 and as a non-current liability of $1,912,722. The unrealized loss of $16,430,010 is included in the accompanying statement of operations as "Loss on Derivative Contracts".

     Additionally, at January 1, 2003, the Company held 12 months of commodity SWAP contracts whereby the basis differential attributable to 70 Mmcf of monthly natural gas production from our California properties is hedged through December 31, 2003. These California contracts will settle on the basis differential between NYMEX and PG&E Citygate.

     As of March 31, 2003, the Company has oil and natural gas SWAP contracts in place through February 2005. In consideration of management's plans to market all or part of the Company's oil and natural gas properties, additional SWAP contracts will not be put in place.

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



NOTE 10 -- INCOME TAXES

     Deferred income taxes result from differences between the bases of assets and liabilities as measured for income tax and financial reporting purposes. The significant components of deferred tax assets and liabilities as of December 31, were as follows:

                                                                2001              2002
                                                            ------------      ------------
Deferred Tax Assets:
    Net operating loss carryforwards ..................     $ 22,160,000      $ 26,516,000
    Derivative contracts ..............................               --         1,799,000
    Statutory depletion carryforwards .................          814,000         2,482,000
    Other .............................................          595,000           820,000
                                                            ------------      ------------
              Total ...................................       23,569,000        31,617,000
                                                            ------------      ------------
Deferred Tax Liabilities:
    Oil and natural gas properties and other
       equipment ......................................       (8,644,000)       (4,324,000)
    Derivative contracts ..............................       (4,250,000)               --
                                                            ------------      ------------
              Total ...................................      (12,894,000)       (4,324,000)
                                                            ------------      ------------
Valuation Allowance ...................................      (10,675,000)      (27,293,000)
                                                            ------------      ------------
Net deferred tax asset ................................     $         --      $         --
                                                            ============      ============

     The Company recorded a valuation allowance at December 31, 2001 and 2002 equal to the excess of deferred tax assets over deferred tax liabilities, as management is unable to determine that these tax benefits are more likely than not to be realized.

     The following reconciles statutory federal income tax with the provision for income tax for the years ended December 31:

                                                                2000              2001              2002
                                                            ------------      ------------      ------------
Income tax expense (benefit) at statutory rate ........     $ (1,940,000)     $  5,608,000      $(13,439,000)
Alternative minimum tax ...............................           79,000                --                --
Non-deductible expenses ...............................            2,000            32,000             2,000
Increase (decrease) in valuation allowance ............        1,938,000        (5,640,000)       13,437,000
                                                            ------------      ------------      ------------
Provision for income taxes ............................     $     79,000      $         --      $         --
                                                            ============      ============      ============

     At December 31, 2002, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $78,000,000, which will expire during the years 2007 through 2022. The Internal Revenue Code significantly limits the amount of pre-acquisition net operating loss carryforwards that are available to offset future taxable income when a change of ownership of greater than 50% occurs. The Company had a change of ownership on July 3, 2003 that exceeded this threshold. As of December 31, 2002, the Company has approximately $68,000,000 of its net operating losses that are subject to such limitations under section 382 of the Internal Revenue Code. This limitation will be increased by any built-in gains that are realized by 2007.

     As of December 31, 2002, the Company's net operating losses expire as follows:

Year                                                                              Amount
----                                                                         ----------------
2007....................................................................     $      1,661,000
2008....................................................................              265,000
2009....................................................................            1,726,000
2010....................................................................            1,456,000
2018....................................................................           13,552,000
2019....................................................................           19,710,000
2021....................................................................           19,002,000
2022....................................................................           20,616,000
                                                                             ----------------
                                                                             $     77,988,000
                                                                             ================

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 11 -- COMMITMENTS AND CONTINGENCIES

Lease commitments

     The Company has non-cancelable operating leases covering certain compression equipment and facilities and corporate office space. The following is a schedule of future minimum lease payments as of December 31, 2002:

Years Ending December 31,                                                         Amount
-------------------------                                                    ----------------
2003....................................................................     $      2,283,593
2004....................................................................            1,186,299
2005....................................................................              396,399
2006....................................................................              162,399
2007....................................................................               12,390
                                                                             ----------------
                                                                             $      4,041,080
                                                                             ================

     Rent expense incurred under operating leases amounted to $3,390,383, $3,539,339 and $3,487,811 for the years ended December 31, 2000, 2001 and 2002, respectively.

     Included in operating lease commitments are amounts for the leased office space from a Bowman affiliate, Lovett Properties, Ltd. The Company has alleged that the lease is void and unenforceable (see Note 6).

     Effective April 1, 2003, the Company entered into a rental agreement with Blue Dolphin Services Company, a company for which our Chairman, Chief Executive Officer and President is currently serving on the board of directors, whereby we will sub-lease approximately 5,237 square feet of office space in Houston, Texas for a term of approximately 46 months. Our monthly rental rate will range from $5,892 for months one through five to $6,546 per month for the remaining term of the lease.

Lawsuits

     The Company is the defendant in several lawsuits filed by companies for breach of contract with claims and joint interest disputes. Accordingly, the Company has accrued professional fees in the amount of $118,381 associated with these lawsuits, which is included in the accompanying balance sheet as of December 31, 2002.

     The Company is currently involved in various legal disputes with its former Chief Executive Officer in which he alleges certain members of the Company's board of directors' violated fiduciary duties to the Company's shareholders by entering into the Waiver (see Note 8). The suit further alleges the Company entered into the Waiver transaction with the intended effect of diluting the former executive to a minority interest in the Company. Additionally, the Company has filed claims against the former executive, and related entities, alleging breach of fiduciary responsibility with respect to improper use and diversion of corporate funds used to improve a property, owned by an entity related to the former executive, for which title has not been properly conveyed to the Company (see Note 7). Although the outcome of these matters is uncertain, the Company does not anticipate that their resolution will have a material adverse impact on the Company's consolidated financial position or results of operations.

     The Company is a defendant in various lawsuits arising from normal business activities. Management has reviewed pending litigation with legal counsel and believes that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company's financial position.

Regulatory and environmental contingencies

     During 2000, the Company reached a settlement with the MMS resolving a civil enforcement action related to non-environmental infractions of platform construction brought against the Company in August 2000 by the MMS. The Company agreed to pay civil penalties of $506,600 with $25,325 to be paid out initially, and the remaining $481,175 to be paid out in quarterly installments over a two-year period. The settlement between the MMS and the Company was not an admission of liability by the Company with respect to the violations alleged by the MMS. On February 14, 2003, the Company paid this obligation in full.

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

     The Company is not aware of any environmental claims existing as of December 31, 2002, which would have a material impact on its financial position or results of operations. There can be no assurance however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's properties.

Other

     As of December 31, 2002, the Company expects the future cost of restoration, dismantlement and abandonment of certain offshore wells and the decommissioning of offshore platforms to be approximately $23,786,000. In connection therewith, the Company has provided bonds with a face value of $9,850,000 pledged to the MMS for a portion of such estimated costs. Additionally, we have provided various other forms of pledged collateral to other regulatory agencies in satisfaction of their requirements. At December 31, 2001 and 2002, these pledges and bonds had a carrying value of $5,225,832 and $5,340,087, respectively.

NOTE 12 -- CAPITAL STOCK

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

Changes in Securities

     On July 3, 2002, the Company issued 76,667 shares of its class A common stock, par value $0.01 per share to the holders of its 12.5% senior secured notes. The issuance of the additional shares of class A common stock resulted in a change of control with respect to beneficial ownership of our common stock. An aggregate of 510,000 shares of our common stock were issued and outstanding at July 3, 2002 consisting of 445,000 shares of class A common stock and 65,000 shares of class B common stock. Of these shares, Richard Bowman, our former President and Chief Executive Officer, owns 238,333 shares of class A common stock and no shares of class B common stock, or 47% of our common stock. The holders of the senior secured notes hold an aggregate of 206,667 shares of class A common stock and Jefferies & Company, Inc. holds an aggregate of 65,000 shares of class B common stock, or a combined 53% of our common stock. Prior to the July 3, 2002 issuance of an additional 76,667 shares of class A common stock, Richard Bowman owned 55% of the issued and outstanding shares of common stock. As a result of the aforementioned changes in securities and the resulting change in control, federal tax laws will restrict the Company's ability to utilize its net operating loss carryforward's.

NOTE 13 -- SUPPLEMENTAL OIL AND NATURAL GAS INFORMATION

     Information with respect to the Company's oil and natural gas producing activities is presented in the following tables. Estimates of reserve quantities, as well as future production and discounted cash flows before income taxes, were determined by an independent petroleum engineering firm, as of December 31, 2000, 2001 and 2002. The estimates of reserve values include estimated future development costs that the Company does not currently have the ability to fund. If the Company is unable to obtain additional funds, it may not be able to develop its oil and natural gas properties as estimated in its December 31, 2002 reserve report.

Oil and Natural Gas Related Costs

     The following table sets forth information concerning costs related to the Company's oil and gas property acquisition, exploration and development activities in the United States during the years ended December 31,2000, 2001 and 2002:

                                                                2000              2001              2002
                                                            ------------      ------------      ------------
Property acquisition - proved .........................     $    408,231      $         --      $         --
Less - proceeds from sales of properties ..............         (389,971)       (2,225,529)      (10,122,246)
Less - transfer of properties to affiliate ............               --        (1,097,611)               --
Development costs .....................................       10,080,396        13,597,525         6,457,722
Exploration costs .....................................          389,030                --                --
                                                            ------------      ------------      ------------
                                                            $ 10,487,686      $ 10,274,385      $ (3,664,524)
                                                            ============      ============      ============

Results of Operations from Oil and Natural Gas Producing Activities

     The following table sets forth the Company's results of operations from oil and natural gas producing activities for the years ended December 31:

                                                                2000              2001              2002
                                                            ------------      ------------      ------------
Revenues ..............................................     $ 73,452,054      $ 80,516,275      $ 38,166,315
Production costs and taxes ............................      (28,102,775)      (27,604,490)      (22,821,872)
Depreciation, depletion and amortization ..............      (12,995,403)      (11,882,382)       (8,031,187)
                                                            ------------      ------------      ------------
Income (loss) from oil and natural gas
    producing properties ..............................     $ 32,353,876      $ 41,029,403      $  7,313,256
                                                            ============      ============      ============
Depletion rate per thousand cubic feet (Mcf) of
    natural gas equivalent ............................     $       0.80      $       0.77      $       0.77
                                                            ============      ============      ============

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

Oil and Natural Gas Reserves (Unaudited)

     The following table sets forth the Company's net proved oil and natural gas reserves at December 31, 2000, 2001 and 2002 and the changes in net proved oil and natural gas reserves for the years then ended. Proved reserves represent the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in the future years from known reservoirs under existing economic and operating conditions. The reserve information indicated below requires substantial judgment on the part of the reserve engineers, resulting in estimates, which are not subject to precise determination. Accordingly, it is expected that the estimates of reserves will change as future production and development information becomes available and that revisions in these estimates could be significant. Reserves are measured in barrels (Bbls) in the case of oil, and units of one thousand cubic feet (Mcf) in the case of natural gas.

                                                           Oil (Bbls)       Gas (Mcf)
                                                          ------------    ------------
                                                             (Amounts in thousands)
Proved reserves:
     Balance, December 31, 1999 .......................         15,851         110,092
          Discoveries and extensions ..................            644          13,176
          Revisions of previous estimates .............            208         (13,258)
          Expiration of leases ........................           (244)        (11,542)
          Sales of reserves in place ..................            (53)           (455)
          Production ..................................         (1,333)         (8,314)
                                                          ------------    ------------
     Balance, December 31, 2000 .......................         15,073          89,699
          Discoveries and extensions ..................            431          25,977
          Revisions of previous estimates .............            147           1,175
          Expiration of leases ........................             (2)           (160)
          Sales of reserves in place ..................           (164)         (1,616)
          Transfers to affiliate ......................           (125)           (241)
          Production ..................................         (1,245)         (7,869)
                                                          ------------    ------------
     Balance, December 31, 2001 .......................         14,115         106,965
          Discoveries and extensions ..................            587          11,368
          Revisions of previous estimates .............          4,365         (11,201)
          Expiration of leases ........................             (2)         (1,607)
          Sales of reserves in place ..................         (1,222)        (14,930)
          Production ..................................           (908)         (4,933)
                                                          ------------    ------------
Balance, December 31, 2002 ............................         16,935          85,662
                                                          ============    ============

Proved developed reserves at December 31, 2000 ........         12,290          45,575
                                                          ============    ============

Proved developed reserves at December 31, 2001 ........         11,306          45,767
                                                          ============    ============

Proved developed reserves at December 31, 2002 ........         15,474          28,225
                                                          ============    ============

     Of the Company's total proved reserves as of December 31, 2000, 2001 and 2002, approximately 57%, 51% and 58%, respectively, were classified as proved developed producing, 18%, 9% and 7%, respectively, were classified as proved developed non-producing and 34%, 41% and 35%, respectively, were classified as proved undeveloped. All of the Company's reserves are located in the continental United States.

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



Standardized Measure of Discounted Future Net Cash Flows (unaudited)

     The standardized measure of discounted future net cash flows from the Company's proved oil and natural gas reserves is presented in the following table:

                                                                          December 31,
                                                          --------------------------------------------
                                                              2000            2001            2002
                                                          ------------    ------------    ------------
                                                                     (Amounts in thousands)
Future cash inflows ...................................   $  1,316,621    $    533,137    $    893,897
Future production costs and taxes .....................       (275,236)       (205,640)       (302,369)
Future development costs ..............................        (57,384)        (62,969)        (71,043)
Future income tax expense .............................       (249,779)        (38,378)       (118,770)
                                                          ------------    ------------    ------------
Net future cash flows .................................        734,222         226,150         401,715
Discount at 10% for timing of cash flows ..............       (261,943)        (97,919)       (211,404)
                                                          ------------    ------------    ------------
Discounted future net cash flows from proved
    reserves ..........................................   $    472,279    $    128,231    $    190,311
                                                          ============    ============    ============

     The following table sets forth the changes in the standardized measure of discounted future net cash flows from proved reserves during 2000, 2001 and 2002:

                                                                          December 31,
                                                          --------------------------------------------
                                                              2000            2001            2002
                                                          ------------    ------------    ------------
                                                                      (Amounts in thousands)
Balance, beginning of year ............................   $    231,564    $    472,279    $    128,231
Sales, net of production costs and taxes ..............        (45,349)        (52,912)        (15,344)
Discoveries and extenstions ...........................        139,327          23,811          25,534
Purchases and sales of reserves in place ..............           (738)        (10,557)        (23,525)
Changes in prices and production costs ................        294,404        (504,032)         83,901
Revisions of quantity estimates .......................        (59,897)          1,813          21,575
Expiration of leases ..................................        (21,380)           (875)           (573)
Transfer of properties to affiliate ...................             --          (2,213)             --
Net changes in development costs ......................          4,156          (1,561)         (6,699)
Interest factor - accretion of discount ...............         25,959          63,000          14,381
Net change in income taxes ............................        (96,791)        142,148         (35,783)
Changes in production rates and other .................          1,024          (2,670)         (1,387)
                                                          ------------    ------------    ------------
Balance, end of year ..................................   $    472,279    $    128,231    $    190,311
                                                          ============    ============    ============

     Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using current sales prices, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The average prices used at December 31, 2000, 2001 and 2002, were $25.90, $18.53 and $30.09 per Bbl and $10.31, $2.54 and $4.49 per Mcf,
respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

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

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 14 - CONSOLIDATING INFORMATION

                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001

                                                                 TRI-UNION        TRI-UNION
                                                                DEVELOPMENT       OPERATING      ELIMINATIONS      CONSOLIDATED
                                                               -------------    -------------    -------------    -------------
ASSETS
Current assets:
    Cash and cash equivalents ..............................   $   4,600,110    $     164,435    $          --    $   4,764,545
    Restricted cash ........................................       8,929,566               --               --        8,929,566
    Accounts receivable, net ...............................      13,884,727          126,069         (150,632)      13,860,164
    Prepaid and other ......................................       1,959,822              282               --        1,960,104
    Derivative contracts ...................................       9,525,317               --               --        9,525,317
                                                               -------------    -------------    -------------    -------------
            Total current assets ...........................      38,899,542          290,786         (150,632)      39,039,696
                                                               -------------    -------------    -------------    -------------

Oil and natural gas properties, net ........................      85,385,954          138,802               --       85,524,756
Other assets:
    Restricted cash and bonds ..............................       5,200,832           25,000               --        5,225,832
    Furniture, fixtures and equipment, net .................         953,767          193,844               --        1,147,611
    Receivables from affiliates, net .......................      (4,153,020)       4,237,990          121,146          206,116
    Investment in subsidiary ...............................       4,839,667               --       (4,839,667)              --
    Deferred loan costs, net ...............................      17,034,817               --               --       17,034,817
    Derivative contracts ...................................       2,973,627               --               --        2,973,627
                                                               -------------    -------------    -------------    -------------
            Total other assets .............................      26,849,690        4,456,834       (4,718,521)      26,588,003
                                                               -------------    -------------    -------------    -------------
                                                               $ 151,135,186    $   4,886,422    $  (4,869,153)   $ 151,152,455
                                                               =============    =============    =============    =============

LIABILITIES AND STOCKHOLDER'S EQUITY (CAPITAL DEFICIT)

Liabilities not subject to compromise:
    Current liabilities:
       Accounts payable and accrued liabilities ............   $  22,886,885    $      46,755    $     (29,486)   $  22,904,154
       Accounts payable subject to renegotiation ...........       5,133,667               --               --        5,133,667
       Accrued interest ....................................       1,399,306               --               --        1,399,306
       Notes payable .......................................         965,875               --               --          965,875
       Current maturities of long-term debt ................      20,000,000               --               --       20,000,000
                                                               -------------    -------------    -------------    -------------
                                                                  50,385,733           46,755          (29,486)      50,403,002
                                                               -------------    -------------    -------------    -------------
       Senior secured notes ................................      89,172,434               --               --       89,172,434
                                                               -------------    -------------    -------------    -------------
                                                                 139,558,167           46,755          (29,486)     139,575,436
                                                               -------------    -------------    -------------    -------------

Commitments and Contingencies
Stockholders' equity (capital deficit):
    Class A common stock ...................................           3,683            1,000           (1,000)           3,683
    Class B common stock ...................................             650               --               --              650
    Additional paid in capital .............................      25,220,285               --               --       25,220,285
    Retained earnings (deficit) ............................     (13,647,599)       4,838,667       (4,838,667)     (13,647,599)
                                                               -------------    -------------    -------------    -------------
            Total stockholders' equity (capital deficit) ...      11,577,019        4,839,667       (4,839,667)      11,577,019
                                                               -------------    -------------    -------------    -------------
                                                               $ 151,135,186    $   4,886,422    $  (4,869,153)   $ 151,152,455
                                                               =============    =============    =============    =============

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2002

                                                                 TRI-UNION        TRI-UNION
                                                                DEVELOPMENT       OPERATING       ELIMINATIONS    CONSOLIDATED
                                                               -------------    -------------    -------------    -------------
ASSETS
Current assets:
    Cash and cash equivalents ..............................   $   1,534,550    $       7,130    $          --    $   1,541,680
    Restricted cash ........................................       1,583,200               --               --        1,583,200
    Accounts receivable, net ...............................       7,178,840          337,704         (589,530)       6,927,014
    Prepaid and other ......................................       1,936,861               --               --        1,936,861
    Deferred loan costs, net ...............................      12,785,411               --               --       12,785,411
                                                               -------------    -------------    -------------    -------------
            Total current assets ...........................      25,018,862          344,834         (589,530)      24,774,166
                                                               -------------    -------------    -------------    -------------

Oil and natural gas properties, net ........................      73,829,045               --               --       73,829,045
Other assets:
    Restricted cash and bonds ..............................       5,315,087           25,000               --        5,340,087
    Furniture, fixtures and equipment, net .................         834,808          155,706               --          990,514
    Receivables from affiliates, net .......................      (4,652,027)       4,652,027                                --
    Investment in subsidiary ...............................       5,135,646               --       (5,135,646)              --
    Other asset ............................................       2,578,895               --               --        2,578,895
                                                               -------------    -------------    -------------    -------------
            Total other assets .............................       9,212,409        4,832,733       (5,135,646)       8,909,496
                                                               -------------    -------------    -------------    -------------
                                                               $ 108,060,316    $   5,177,567    $  (5,725,176)   $ 107,512,707
                                                               =============    =============    =============    =============

LIABILITIES AND STOCKHOLDER'S EQUITY (CAPITAL DEFICIT)

Liabilities not subject to compromise:
    Current liabilities:
       Accounts payable and accrued liabilities ............   $  21,223,869    $      41,921    $    (589,530)   $  20,676,260
       Accounts payable subject to renegotiation ...........       1,408,185               --               --        1,408,185
       Accrued interest ....................................       1,254,067               --               --        1,254,067
       Notes payable .......................................         790,766               --               --          790,766
       Derivative contracts ................................       3,379,875               --               --        3,379,875
       Other liabilities ...................................       1,797,942               --               --        1,797,942
       Senior secured notes, in default ....................     103,397,107               --               --      103,397,107
                                                               -------------    -------------    -------------    -------------
                                                                 133,251,811           41,921         (589,530)     132,704,202
                                                               -------------    -------------    -------------    -------------
       Derivative contracts ................................       1,912,722               --               --        1,912,722
                                                               -------------    -------------    -------------    -------------
                                                                 135,164,533           41,921         (589,530)     134,616,924
                                                               -------------    -------------    -------------    -------------

Commitments and Contingencies
Stockholders' equity (capital deficit):
    Class A common stock ...................................           4,450            1,000           (1,000)           4,450
    Class B common stock ...................................             650               --               --              650
    Additional paid in capital .............................      26,065,635               --               --       26,065,635
    Retained earnings (deficit) ............................     (53,174,952)       5,134,646       (5,134,646)     (53,174,952)
                                                               -------------    -------------    -------------    -------------
            Total stockholders' equity (capital deficit) ...     (27,104,217)       5,135,646       (5,135,646)     (27,104,217)
                                                               -------------    -------------    -------------    -------------
                                                               $ 108,060,316    $   5,177,567    $  (5,725,176)   $ 107,512,707
                                                               =============    =============    =============    =============

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                 TRI-UNION        TRI-UNION
                                                                DEVELOPMENT       OPERATING     ELIMINATIONS    CONSOLIDATED
                                                                ------------    ------------    ------------    ------------
Revenues and other:
    Oil and natural gas revenues ............................   $ 71,388,500    $  2,063,554    $         --    $ 73,452,054
    Gain on marketable securities ...........................        995,180              --              --         995,180
    Other ...................................................        125,591         (33,429)        (63,758)         28,404
                                                                ------------    ------------    ------------    ------------
            Total revenues and other ........................     72,509,271       2,030,125         (63,758)     74,475,638
                                                                ------------    ------------    ------------    ------------

Expenses:
    Lease operating expense .................................     19,169,850         279,267          36,242      19,485,359
    Workover expense ........................................      6,640,123           8,951              --       6,649,074
    Production taxes ........................................      1,967,460             882              --       1,968,342
    Depreciation, depletion and amortization ................     13,246,074         260,403              --      13,506,477
    General and administrative ..............................      4,183,264         245,094        (100,000)      4,328,358
    Interest expense ........................................     12,757,863              --              --      12,757,863
                                                                ------------    ------------    ------------    ------------
            Total expenses ..................................     57,964,634         794,597         (63,758)     58,695,473
                                                                ------------    ------------    ------------    ------------

Income before reorganization costs and income taxes .........     14,544,637       1,235,528              --      15,780,165
Reorganization costs ........................................     21,487,191              --              --      21,487,191
                                                                ------------    ------------    ------------    ------------
Income (loss) before income taxes ...........................     (6,942,554)      1,235,528              --      (5,707,026)
Provision for income taxes ..................................         79,000              --              --          79,000
                                                                ------------    ------------    ------------    ------------
Income (loss) from operations before equity in net income
    of subsidiaries .........................................     (7,021,554)      1,235,528              --      (5,786,026)
Equity in net income of subsidiaries ........................      1,235,528              --      (1,235,528)             --
                                                                ------------    ------------    ------------    ------------
Net income (loss) ...........................................   $ (5,786,026)   $  1,235,528    $ (1,235,528)   $ (5,786,026)
                                                                ============    ============    ============    ============

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                             TRI-UNION       TRI-UNION
                                                            DEVELOPMENT      OPERATING    ELIMINATIONS    CONSOLIDATED
                                                           ------------    ------------   ------------    ------------
Revenues and other:
    Oil and natural gas revenues .......................   $ 77,845,271    $  2,671,004   $         --    $ 80,516,275
    Loss on marketable securities ......................       (556,735)             --             --        (556,735)
    Gain on derivative contracts .......................     12,498,944              --             --      12,498,944
    Other ..............................................        838,675          86,451       (144,159)        780,967
                                                           ------------    ------------   ------------    ------------
            Total revenues and other ...................     90,626,155       2,757,455       (144,159)     93,239,451
                                                           ------------    ------------   ------------    ------------

Expenses:
    Lease operating expense ............................     19,770,783         261,348        (84,159)     19,947,972
    Workover expense ...................................      5,900,236          16,120             --       5,916,356
    Production taxes ...................................      1,739,737             425             --       1,740,162
    Depreciation, depletion and amortization ...........     11,851,138         337,703             --      12,188,841
    General and administrative .........................      6,699,452         333,092        (60,000)      6,972,544
    Interest expense ...................................     21,144,957              --             --      21,144,957
                                                           ------------    ------------   ------------    ------------
            Total expenses .............................     67,106,303         948,688       (144,159)     67,910,832
                                                           ------------    ------------   ------------    ------------

Income before reorganization costs and income taxes ....     23,519,852       1,808,767             --      25,328,619
Reorganization costs ...................................      8,834,468              --             --       8,834,468
                                                           ------------    ------------   ------------    ------------
Income (loss) before income taxes ......................     14,685,384       1,808,767             --      16,494,151
Provision for income taxes .............................             --              --             --              --
                                                           ------------    ------------   ------------    ------------
Income from operations before equity in net income
    of subsidiaries ....................................     14,685,384       1,808,767             --      16,494,151
Equity in net income of subsidiaries ...................      1,808,767              --     (1,808,767)             --
                                                           ------------    ------------   ------------    ------------
Net income .............................................   $ 16,494,151    $  1,808,767   $ (1,808,767)   $ 16,494,151
                                                           ============    ============   ============    ============

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                  TRI-UNION       TRI-UNION
                                                                 DEVELOPMENT      OPERATING     ELIMINATIONS    CONSOLIDATED
                                                                 ------------    ------------   ------------    ------------
Revenues and other:
    Oil and natural gas revenues .............................   $ 37,296,491    $    869,824   $         --    $ 38,166,315
    Loss on derivative contracts .............................    (16,430,010)             --             --     (16,430,010)
    Other ....................................................      2,871,124         116,912       (175,803)      2,812,233
                                                                 ------------    ------------   ------------    ------------
            Total revenues and other .........................     23,737,605         986,736       (175,803)     24,548,538
                                                                 ------------    ------------   ------------    ------------

Expenses:
    Lease operating expense ..................................     17,475,962         336,953       (115,803)     17,697,112
    Workover expense .........................................      4,266,745          25,962             --       4,292,707
    Production taxes .........................................        831,195             858             --         832,053
    Depreciation, depletion and amortization .................      8,075,804         261,564             --       8,337,368
    General and administrative ...............................      6,256,425          65,420        (60,000)      6,261,845
    Interest expense .........................................     26,731,906              --             --      26,731,906
                                                                 ------------    ------------   ------------    ------------
            Total expenses ...................................     63,638,037         690,757       (175,803)     64,152,991
                                                                 ------------    ------------   ------------    ------------

Income (loss) before reorganization costs and income taxes ...    (39,900,432)        295,979             --     (39,604,453)
Reorganization costs (benefit) ...............................        (77,100)             --             --         (77,100)
                                                                 ------------    ------------   ------------    ------------
Income (loss) before income taxes ............................    (39,823,332)        295,979             --     (39,527,353)
Provision for income taxes ...................................             --              --             --              --
                                                                 ------------    ------------   ------------    ------------
Income (loss) from operations before equity in net income
    of subsidiaries ..........................................    (39,823,332)        295,979             --     (39,527,353)
Equity in net income of subsidiaries .........................        295,979              --       (295,979)             --
                                                                 ------------    ------------   ------------    ------------
Net (loss) income ............................................   $(39,527,353)   $    295,979   $   (295,979)   $(39,527,353)
                                                                 ============    ============   ============    ============

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                      TRI-UNION       TRI-UNION
                                                                     DEVELOPMENT      OPERATING     ELIMINATIONS    CONSOLIDATED
                                                                    ------------    ------------    ------------    ------------
Cash flows from operating activities:
    Net income (loss) ...........................................   $ (5,786,026)   $  1,235,528    $ (1,235,528)   $ (5,786,026)
    Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
         Equity in undistributed income (loss) of subsidiaries ..     (1,235,528)             --       1,235,528              --
         Depletion, depreciation and amortization ...............     13,246,074         260,403              --      13,506,477
         Gain on sale of marketable securities ..................       (995,179)             --              --        (995,179)
         Accretion of bond interest income ......................       (138,040)             --              --        (138,040)
         Reorganization items ...................................     21,487,191              --              --      21,487,191
         Changes in assets and liabilities
              Accounts receivable ...............................    (15,411,221)       (236,683)        258,546     (15,389,358)
              Prepaid expenses ..................................       (219,923)       (365,965)             --        (585,888)
              Receivable from affiliates ........................      1,030,793        (827,722)             --         203,071
              Accounts payable and accrued liabilities ..........     12,548,899          56,216        (258,546)     12,346,569
              Pre-petition liabilities subject to compromise ....     18,043,910              --              --      18,043,910
                                                                    ------------    ------------    ------------    ------------
Net cash provided by operating activities before
    Reorganization items ........................................     42,570,950         121,777              --      42,692,727

Operating cash flows from reorganization items:
    Bankruptcy related professional fees paid ...................     (2,536,788)             --              --      (2,536,788)
    Interest earned during bankruptcy ...........................        538,841              --              --         538,841
                                                                    ------------    ------------    ------------    ------------
    Net cash used in reorganization items .......................     (1,997,947)             --              --      (1,997,947)
                                                                    ------------    ------------    ------------    ------------
    Net cash provided by operating activities ...................     40,573,003         121,777              --      40,694,780

Cash flows from investing activities:
    Purchase of marketable securities ...........................     (1,118,069)             --              --      (1,118,069)
    Proceeds from sales of marketable securities ................      1,874,245              --              --       1,874,245
    Additions to oil and natural gas properties .................    (10,241,037)       (636,620)             --     (10,877,657)
    Purchase of furniture, fixtures and equipment ...............        (31,280)             --              --         (31,280)
    Proceeds from sales of oil and natural gas properties .......        389,971              --              --         389,971
    Purchase of restricted cash and bonds .......................       (355,000)             --              --        (355,000)
                                                                    ------------    ------------    ------------    ------------
         Net cash used in investing activities ..................     (9,481,170)       (636,620)             --     (10,117,790)
Cash flows from financing activities:
    Payments of long-term debt ..................................       (376,500)             --              --        (376,500)
    Decrease in notes payable ...................................        (24,547)             --              --         (24,547)
                                                                    ------------    ------------    ------------    ------------
         Net cash used in financing activities ..................       (401,047)             --              --        (401,047)
                                                                    ------------    ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents ............     30,690,786        (514,843)             --      30,175,943
Cash and cash equivalents - beginning of year ...................      2,411,843         402,153              --       2,813,996
                                                                    ------------    ------------    ------------    ------------
Cash and cash equivalents - end of year .........................   $ 33,102,629    $   (112,690)   $         --    $ 32,989,939
                                                                    ============    ============    ============    ============

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                      TRI-UNION       TRI-UNION
                                                                     DEVELOPMENT      OPERATING     ELIMINATIONS     CONSOLIDATED
                                                                    -------------   -------------   -------------   -------------
Cash flows from operating activities:
    Net income ...................................................  $  16,494,151   $   1,808,767   $  (1,808,767)  $  16,494,151
    Adjustments to reconcile net income to net cash
         provided by operating activities:
         Equity in undistributed income (loss) of subsidiaries ...     (1,808,767)             --       1,808,767              --
         Depletion, depreciation and amortization ................     11,851,138         337,703              --      12,188,841
         Amortization of bond discount ...........................      3,922,434              --              --       3,922,434
         Amortization of deferred loan costs .....................      3,208,151              --              --       3,208,151
         Loss on sale of marketable securities ...................        556,735              --              --         556,735
         Accretion of bond interest income .......................       (123,471)             --              --        (123,471)
         Gain on sale of equipment ...............................         (4,961)             --              --          (4,961)
         Reorganization items ....................................      8,834,468              --              --       8,834,468
         Cash settlements on derivative contracts ................     (5,670,750)             --              --      (5,670,750)
         Gain on derivative contracts ............................    (12,498,944)             --              --     (12,498,944)
         Changes in assets and liabilities:
              Restricted cash ....................................     (8,904,566)        (25,000)             --      (8,929,566)
              Accounts receivable ................................     10,361,868         324,966              --      10,686,834
              Prepaid expenses ...................................       (813,613)        365,683              --        (447,930)
              Receivable from affiliates .........................      2,270,853      (2,272,480)             --          (1,627)
              Accounts payable and accrued liabilities ...........    (11,153,577)         (9,512)             --     (11,163,089)
              Accounts payable subject to negotiation ............      5,133,667              --              --       5,133,667
              Pre-petition liabilities subject to compromise .....    (44,242,040)             --              --     (44,242,040)
                                                                    -------------   -------------   -------------   -------------
Net cash provided by (used in) operating activities before
    Reorganization items .........................................    (22,587,224)        530,127              --     (22,057,097)

Operating cash flows from reorganization items:
    Bankruptcy related professional fees paid ....................     (6,161,956)             --              --      (6,161,956)
    Interest earned during bankruptcy ............................        945,722              --              --         945,722
                                                                    -------------   -------------   -------------   -------------
    Net cash used in reorganization items ........................     (5,216,234)             --              --      (5,216,234)
                                                                    -------------   -------------   -------------   -------------
         Net cash provided by (used in) operating activities .....    (27,803,458)        530,127              --     (27,273,331)

Cash flows from investing activities:
    Purchase of marketable securities ............................       (742,910)             --              --        (742,910)
    Proceeds from sales of marketable securities .................        555,964              --              --         555,964
    Additions to oil and natural gas properties ..................    (13,538,773)        (58,752)             --     (13,597,525)
    Purchase of furniture, fixtures and equipment ................       (998,172)       (194,250)             --      (1,192,422)
    Proceeds from disposal of equipment ..........................         18,503              --              --          18,503
    Proceeds from sales of oil and natural gas properties ........      2,225,529              --              --       2,225,529
    Cash settlements on derivative contracts .....................      5,670,750              --              --       5,670,750
    Purchase of restricted cash and bonds ........................       (427,717)             --              --        (427,717)
                                                                    -------------   -------------   -------------   -------------
         Net cash used in investing activities ...................     (7,236,826)       (253,002)             --      (7,489,828)
Cash flows from financing activities:
    Proceeds from unit offering ..................................    113,444,294              --              --     113,444,294
    Payments of long-term debt ...................................   (104,323,500)             --              --    (104,323,500)
    Payment of loan fees .........................................     (3,215,024)             --              --      (3,215,024)
    Decrease in notes payable ....................................        631,995              --              --         631,995
                                                                    -------------   -------------   -------------   -------------
         Net cash provided by financing activities ...............      6,537,765              --              --       6,537,765
                                                                    -------------   -------------   -------------   -------------
Net increase (decrease) in cash and cash equivalents .............    (28,502,519)        277,125              --     (28,225,394)
Cash and cash equivalents - beginning of year ....................     33,102,629        (112,690)             --      32,989,939
                                                                    -------------   -------------   -------------   -------------
Cash and cash equivalents - end of year ..........................  $   4,600,110   $     164,435   $          --   $   4,764,545
                                                                    =============   =============   =============   =============

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                         TRI-UNION      TRI-UNION
                                                                        DEVELOPMENT     OPERATING    ELIMINATIONS   CONSOLIDATED
                                                                       ------------   ------------   ------------   ------------
Cash flows from operating activities:
    Net income (loss) ...............................................  $(39,527,353)  $    295,979   $   (295,979)  $(39,527,353)
    Adjustments to reconcile net income to net cash
         provided by operating activities:
         Equity in undistributed income (loss) of subsidiaries ......      (295,979)            --        295,979             --
         Depletion, depreciation and amortization ...................     8,075,804        261,564             --      8,337,368
         Amortization of bond discount ..............................     6,099,673             --             --      6,099,673
         Amortization of deferred loan costs ........................     5,122,682             --             --      5,122,682
         Accretion of bond interest income ..........................      (114,255)            --             --       (114,255)
         Loss on sale of equipment ..................................         1,435             --             --          1,435
         Reorganization items .......................................       (77,100)            --             --        (77,100)
         Cash settlements on derivative contracts ...................    (1,047,454)            --             --     (1,047,454)
         Loss on derivative floor contracts recognized in revenue ...       906,502             --             --        906,502
         Loss on derivative contracts ...............................    16,430,010             --             --     16,430,010
         Changes in assets and liabilities:
              Restricted cash .......................................     7,346,366             --             --      7,346,366
              Accounts receivable ...................................     7,144,784       (211,634)            --      6,933,150
              Prepaid expenses ......................................        22,961            282             --         23,243
              Receivable from affiliates ............................       620,153       (414,037)            --        206,116
              Other assets ..........................................    (2,578,895)            --             --     (2,578,895)
              Accounts payable and accrued liabilities ..............     5,907,781         (4,834)            --      5,902,947
              Accounts payable subject to negotiation ...............    (3,725,482)            --             --     (3,725,482)
                                                                       ------------   ------------   ------------   ------------
Net cash provided by (used in) operating activities before
    Reorganization items ............................................    10,311,633        (72,680)            --     10,238,953

Operating cash flows from reorganization items:
    Bankruptcy related professional fees paid .......................       (73,980)            --             --        (73,980)
                                                                       ------------   ------------   ------------   ------------
    Net cash used in reorganization items ...........................       (73,980)            --             --        (73,980)
                                                                       ------------   ------------   ------------   ------------
         Net cash provided by (used in) operating activities ........    10,237,653        (72,680)            --     10,164,973

Cash flows from investing activities:
    Additions to oil and natural gas properties .....................    (6,373,096)       (84,625)            --     (6,457,721)
    Purchase of furniture, fixtures and equipment ...................      (150,520)            --             --       (150,520)
    Proceeds from sales of oil and natural gas properties ...........    10,122,246             --             --     10,122,246
    Cash settlements on derivative contracts ........................     1,047,454             --             --      1,047,454
    Proceeds from sale of derivative contracts ......................     2,252,971             --             --      2,252,971
                                                                       ------------   ------------   ------------   ------------
         Net cash used in investing activities ......................     6,899,055        (84,625)            --      6,814,430
Cash flows from financing activities:
    Payments of long-term debt ......................................   (20,000,000)            --             --    (20,000,000)
    Payment of loan fees ............................................       (27,159)            --             --        (27,159)
    Decrease in notes payable .......................................      (175,109)            --             --       (175,109)
                                                                       ------------   ------------   ------------   ------------
         Net cash provided by financing activities ..................   (20,202,268)            --             --    (20,202,268)
                                                                       ------------   ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents ................    (3,065,560)      (157,305)            --     (3,222,865)
Cash and cash equivalents - beginning of year .......................     4,600,110        164,435             --      4,764,545
                                                                       ------------   ------------   ------------   ------------
Cash and cash equivalents - end of year .............................  $  1,534,550   $      7,130   $         --   $  1,541,680
                                                                       ============   ============   ============   ============

                        TRI-UNION DEVELOPMENT CORPORATION
                     (FORMERLY TRIBO PETROLEUM CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 15 -- QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly results of the Company's operations for the years ended December 31, 2001 and 2002 (in thousands, except per share data):

                                          1st            2nd             3rd           4th             Full
Year Ended 2001:                        Quarter        Quarter       Quarter (a)     Quarter           Year
-----------------------------------   ------------   ------------   ------------   ------------    ------------

Revenues ..........................   $     32,139   $     26,594   $     21,549   $     12,957    $     93,239

Expenses ..........................         16,335         15,515         17,847         18,214          67,911

Net income (loss) .................         14,781          4,400          2,454         (5,140)         16,494

Net income (loss) per common
    share - basic and assuming
    dilution ......................   $      62.02   $      17.44   $       5.66   $     (11.86)   $      48.01



                                          1st             2nd              3rd            4th             Full
Year Ended 2002:                        Quarter         Quarter          Quarter        Quarter           Year
-----------------------------------   ------------    ------------    ------------    ------------    ------------

Revenues ..........................   $        332    $      9,573    $      7,669    $      6,974    $     24,549

Expenses ..........................         17,783          16,218          14,891          15,261          64,153

Net loss ..........................        (17,541)         (6,693)         (7,205)         (8,087)        (39,527)

Net loss per common
    share - basic and assuming
    dilution ......................   $     (40.48)   $     (15.45)   $     (14.13)   $     (15.86)   $     (83.82)

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

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION
-------   ---------------------------------------------------------------------
 23.1*     Consent of BDO Seidman, LLP.

 23.2*     Consent of DeGolyer and MacNaughton, Inc.

 99.1*     Certification of Chief Executive Officer pursuant to 18
           U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 99.2*     Certification of Chief Financial Officer pursuant to 18
           U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Filed herewith