Form 10-Q
period 2003-03-31
TRI UNION DEVELOPMENT CORP
filed 2003-05-15
CIK 1145076

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


   ( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   (   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                        Commission file number: 333-66282

                        TRI-UNION DEVELOPMENT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Texas                                     76-0381207
   (STATE OR OTHER JURISDICTION OF                       (IRS EMPLOYER
   INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NUMBER)

       801 Travis, Suite 2102                                77006
           Houston, Texas                                 (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)


                                 (713) 533-4000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)









Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  yes   x    no
                                               -----      -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act):    yes       no   x
                                                   -----    -----

As of May 15, 2003 there were 445,000 shares of Class A Common Stock, par value $0.01 per share and 65,000 shares of Class B Common Stock, par value $0.01 per share, outstanding.

                        TRI-UNION DEVELOPMENT CORPORATION
                         INDEX TO FINANCIAL INFORMATION


Part I. Financial Information

         Item 1.    Financial Statements

                    Consolidated Balance Sheets at December 31, 2002 (audited) and
                    March 31, 2003 (unaudited)......................................................   3

                    Consolidated Statements of Loss for the Three Months Ended
                    March 31, 2002 and 2003 (unaudited).............................................   4

                    Consolidated Statements of Cash Flows for the Three Months Ended
                    March 31, 2002 and 2003 (unaudited).............................................   5

                    Notes to Consolidated Financial Statements (unaudited)..........................   6

         Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations...........................................................  11

         Item 3.    Quantitative and Qualitative Disclosure about Market Risk.......................  20

         Item 4.    Controls and Procedures.........................................................  21

Part II. Other Information

         Item 1.    Legal Proceedings...............................................................  22

         Item 2.    Changes in Securities...........................................................  23

         Item 3.    Defaults Upon Senior Securities.................................................  23

         Item 4.    Submission of Matters to a Vote of Security Holders.............................  24

         Item 5.    Forward Looking Statements......................................................  25

         Item 6.    Exhibits and Reports on Form 8-K................................................  26

Signatures .........................................................................................  27

Section 302 Officers' Certification.................................................................  28

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        TRI-UNION DEVELOPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                           December 31,          March 31,
                                                                              2002                2003
                                                                            (audited)          (unaudited)
                                                                          --------------      -------------
ASSETS
Current assets:
   Cash and cash equivalents .......................................      $   1,541,680       $   2,884,599
   Restricted cash .................................................          1,583,200           1,586,413
   Accounts receivable, net of allowance for doubtful accounts
     of $1,707,465 .................................................          6,927,014           6,538,481
   Prepaid expenses and other ......................................          1,936,861           2,249,290
   Deferred loan costs, net ........................................         12,785,411          11,584,541
                                                                          -------------       -------------
     Total current assets ..........................................         24,774,166          24,843,324
                                                                          -------------       -------------
Oil and natural gas properties - full cost method, net .............         73,829,045          85,137,541

Other assets:
   Restricted cash and bonds .......................................          5,340,087           5,360,347
   Furniture, fixtures and equipment, net ..........................            990,514             739,357
   Other assets ....................................................          2,578,895           1,539,573
                                                                          -------------       -------------
     Total other assets ............................................          8,909,496           7,639,277
                                                                          -------------       -------------
                                                                          $ 107,512,707       $ 117,620,142
                                                                          =============       =============

LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
   Accounts payable and accrued liabilities ........................      $  20,676,260       $  17,528,813
   Accounts payable subject to renegotiation .......................          1,408,185           1,371,145
   Accrued interest ................................................          1,254,067           4,894,906
   Payable to affiliate ............................................                 --             208,142
   Notes payable ...................................................            790,766             318,576
   Derivative contracts ............................................          3,379,875           8,224,705
   Asset retirement obligation (Note 6) ............................                 --          11,927,799
   Other liabilities ...............................................          1,797,942           1,797,942
   Senior secured notes - in default (Note 2) ......................        103,397,107         104,799,491
                                                                          -------------       -------------
     Total current liabilities .....................................        132,704,202         151,071,519
                                                                          -------------       -------------
Derivative contracts ...............................................          1,912,722           3,350,410
Asset retirement obligation (Note 6) ...............................                 --          13,097,180
                                                                          -------------       -------------
   Total liabilities ...............................................        134,616,924         167,519,109
                                                                          -------------       -------------

Capital deficit:
   Class A common stock, $0.01 par value, 445,000 shares authorized,
     issued and outstanding ........................................              4,450               4,450
   Class B common stock, $0.01 par value, 65,000 shares authorized,
     issued and outstanding ........................................                650                 650
   Additional paid in capital ......................................         26,065,635          26,065,635
   Deficit .........................................................        (53,174,952)        (75,969,702)
                                                                          -------------       -------------
     Total capital deficit .........................................        (27,104,217)        (49,898,967)
                                                                          -------------       -------------
                                                                          $ 107,512,707       $ 117,620,142
                                                                          =============       =============



        The accompanying notes are an integral part of these consolidated financial statements.

                        TRI-UNION DEVELOPMENT CORPORATION
                         CONSOLIDATED STATEMENTS OF LOSS
                                   (UNAUDITED)




                                                        Three Months Ended
                                                             March 31,
                                                 --------------------------------
                                                      2002              2003
                                                 -------------     --------------
Revenues and other:
   Oil and natural gas revenues ...........      $ 11,310,653       $  9,993,436
   Loss on derivative contracts ...........       (11,947,692)        (5,892,062)
   Other ..................................           969,385             41,898
                                                 ------------       ------------
     Total revenues and other .............           332,346          4,143,272

Expenses:
   Lease operating expense ................         4,752,574          3,732,613
   Workover expense .......................         1,951,896          1,061,355
   Production taxes .......................           229,522            166,360
   Depreciation, depletion and amortization         2,495,264          2,523,749
   General and administrative expense .....         1,199,533          1,782,347
   Interest expense .......................         7,153,929          6,272,664
                                                 ------------       ------------
     Total expenses .......................        17,782,718         15,539,088
                                                 ------------       ------------
Loss before reorganization costs ..........       (17,450,372)       (11,395,816)
Reorganization costs (benefit) ............            90,863            (61,175)
                                                 ------------       ------------
   Loss before cumulative effect of
     change in accounting principle .......       (17,541,235)       (11,334,641)
Cumulative effect of change in accounting
   principle (Note 6) .....................                --         11,460,109
                                                 ------------       ------------
     Net loss .............................      $(17,541,235)      $(22,794,750)
                                                 ============       ============

Net loss per share before cumulative
   effect of change in accounting
     principle - basic and diluted ........      $     (40.48)      $     (22.22)
                                                 ============       ============

Net loss per share after cumulative
   effect of change in accounting
     principle - basic and diluted ........      $     (40.48)      $     (44.70)
                                                 ============       ============

Weighted average share outstanding - basic
   and diluted ............................           433,333            510,000
                                                 ============       ============




        The accompanying notes are an integral part of these consolidated financial statements.

                        TRI-UNION DEVELOPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)



                                                                       Three Months Ended March 31,
                                                                     ---------------------------------
                                                                          2002                2003
                                                                     --------------     --------------
Cash flows from operating activities:
   Net loss ....................................................     $ (17,541,235)     $ (22,794,750)
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
       Cumulative effect of change in accounting principle .....                --         11,460,109
       Depreciation, depletion and amortization ................         2,495,264          2,523,749
       Amortization of bond discount ...........................         1,657,367          1,402,384
       Amortization of debt issuance costs .....................         1,356,805          1,200,870
       Accretion of bond interest ..............................           (14,853)           (20,260)
       Loss on sale of equipment ...............................                --              1,007
       Write-off of leasehold improvements .....................                --            306,469
       Reorganization costs ....................................            90,863            (61,175)
       Cash settlements on derivative contracts ................        (2,573,694)         1,829,480
       Loss on derivative floor contracts recognized in revenues                --            390,456
       Loss on derivative contracts ............................        11,947,692          5,892,062
   Changes in assets and liabilities:
     Restricted cash ...........................................         1,830,370             (3,213)
     Accounts receivable .......................................         2,479,014            388,533
     Prepaid expenses and other ................................          (145,604)          (312,429)
     Payable to affiliates, net ................................           133,468            208,142
     Other assets ..............................................                --          1,039,322
     Accounts payable and accrued liabilities ..................         2,454,683            554,567
     Accounts payable subject to renegotiation .................          (199,544)           (37,040)
                                                                     -------------      -------------
       Net cash provided by operating activities ...............         3,970,596          3,968,283
                                                                     -------------      -------------
Cash flows from investing activities:
   Additions to oil and natural gas properties .................        (3,489,863)          (493,220)
   Purchase of furniture, fixtures and equipment ...............           (78,649)          (131,186)
   Proceeds from sale of oil and natural gas properties ........           359,962            300,712
   Cash settlements on derivative contracts ....................         2,573,694         (1,829,480)
   Proceeds from sale of derivative contracts ..................         2,252,971                 --
                                                                     -------------      -------------
     Net cash used in investing activities .....................         1,618,115         (2,153,174)
                                                                     -------------      -------------
Cash flows from financing activities:
   Payment of loan fees ........................................           (21,753)                --
   Payments on notes payable ...................................          (409,923)          (472,190)
                                                                     -------------      -------------
     Net cash provided by (used in) financing activities .......          (431,676)          (472,190)
                                                                     -------------      -------------
Net increase in cash and cash equivalents ......................         5,157,035          1,342,919
Cash and cash equivalents - beginning of period ................         4,764,545          1,541,680
                                                                     -------------      -------------
Cash and cash equivalents - end of period ......................     $   9,921,580      $   2,884,599
                                                                     =============      =============
Supplemental Disclosures of Cash Flow Information:
   Interest paid ...............................................      $         --      $      14,324
Non-cash transactions:
   Purchase of derivative contracts with long-term liability ...         1,797,943                 --






        The accompanying notes are an integral part of these consolidated financial statements.

                        TRI-UNION DEVELOPMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     Tri-Union Development Corporation ("the Company"), formerly Tribo Petroleum Corporation ("Tribo") was incorporated in the State of Texas in September 1992. The Company with its subsidiary is an independent oil and natural gas company engaged in the acquisition, operation and development of oil and natural gas properties. Our operating areas are located onshore Texas Gulf Coast, offshore in the shallow waters of the Gulf of Mexico and in the Sacramento Basin of northern California.

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

NOTE 2 - LIQUIDITY, GOING CONCERN UNCERTAINTY AND MANAGEMENT'S PLANS

     On July 3, 2002, the Company defaulted under the Indenture of its senior secured notes. As a result of the default, the holders of the notes have the right as provided in the Indenture, to accelerate the payment of principal and interest of the notes. Accordingly, the senior secured notes and related deferred loan costs have been classified as current in the accompanying consolidated balance sheets at December 31, 2002 and March 31, 2003. While the Company continues to delay certain of its workover and capital improvement projects in order to maximize available cash to meet its debt obligations, the foregoing event of default could have a material adverse impact on the Company's ability to meet working capital requirements and repay its indebtedness. Should the noteholders accelerate the notes, the Company will not have the ability to generate sufficient resources to satisfy this obligation. During 2002 and the first quarter of 2003, the Company incurred a net loss of $39.5 and $22.8 million, respectively. Additionally, at December 31, 2002 and at March 31, 2003, the Company has a capital deficit of $27.1 and $49.9 million, respectively and a working capital deficit of $108.0 and $126.2 million, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company does not expect that cash flows from operations will be sufficient to finance the payment of principal and interest on its senior secured notes, abandonment liabilities and capital budget. The Company is evaluating its alternatives to finance these obligations. The alternatives being evaluated include:

     o   sale of oil and gas properties or production payments,
     o   restructuring of the senior secured notes, and
     o   the issuance of additional equity.

     The Company has retained an investment bank to solicit bids for its oil and gas properties. In addition, the Company has had preliminary discussions with holders or representatives of its senior notes regarding a restructuring of the notes. The Company has also had discussions with possible investors regarding an investment in the Company. None of these discussions has resulted in an offer or formal proposal. There can be no assurance that the Company will be able to restructure its senior secured notes or locate investors willing to invest in the Company or that terms of a restructuring or investment, if available, would be acceptable to the Company.

     A restructuring that involves a sale of all or substantially all of the Company's assets or requires the issuance of certain amounts of equity may require the approval of Mr. Bowman as a stockholder. The Company is currently involved in litigation with Mr. Bowman, our former President and Chief Executive Officer (see Note 7 - "Contingencies").

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Presentation

     The accompanying unaudited consolidated interim financial statements and disclosures as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation in all material respects of the results for the interim periods have been made. The December 31, 2002 balance sheet was derived from audited financial statements and notes included in our annual report on Form 10-K. The interim unaudited financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 should be read in conjunction with the Company's annual consolidated financial statements for the years ended December 31, 2002 and 2001. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of results to be expected for the full year.

NOTE 4 - DERIVATIVE CONTRACTS

     The Company uses derivative instruments to manage exposures to commodity prices. The Company's objectives for holding derivatives are to minimize the risks of reductions in market prices for its oil and natural gas production using the most effective methods to eliminate or reduce the impacts of this exposure. Certain derivative instruments used by the Company can reduce or eliminate the benefit to the Company from increases in commodity prices.

     In June 2001 the Company entered into three commodity SWAP derivative contracts as a condition of the issuance of the Notes. The contracts are not designated for hedge accounting under FAS No. 133; therefore, the Company records these contracts at their estimated fair values, and includes the changes in their fair value in the statement of operations.

     On March 28, 2002, the Company terminated certain of its commodity price SWAP derivative contracts for net proceeds of $2,252,971 and replaced them with contracts providing for price floors at prices specified under the terms of the senior secured notes of $2.75 per MMBtu of natural gas and $18.50 per barrel of crude oil. The gain of $2,252,971 from the sale of the commodity price SWAP derivative contracts is included in gain (loss) on derivative contracts in the Company's consolidated statements of operations for the three months ended March 31, 2002 and 2003. The purchase price of the floor contracts of $1,797,942 is due and payable in full on July 1, 2003 and, accordingly, has been presented as a current liability in the accompanying consolidated balance sheet at December 31, 2002 and March 31, 2003. The purchase price of the floor contracts is recognized as an offset to revenues in the accompanying consolidated statements of operations based upon the cost of the individual contracts purchased. During the year ended December 31, 2002 and the three months ended March 31, 2003, the Company recognized $906,502 and $390,455, respectively of such costs as an offset to revenues.

     The Company's SWAP contracts stipulate that the Company will receive or make payments based upon the differential between the fixed prices specified in the contract and the market prices in effect from time to time, as defined in the SWAP contracts, for the notional quantities. As of April 1, 2003, the Company has oil and natural gas SWAP contracts in place through February 2005. Additionally, at April 1, 2003, the Company held 9 months of commodity SWAP contracts whereby the basis differential attributable to 70 Mmcf of monthly natural gas production from our California properties is hedged through December 31, 2003. These California contracts will settle on the basis differential between NYMEX and PG&E Citygate. In consideration of management's plans to market all or part of the Company's oil and natural gas properties, additional SWAP contracts will not be put in place.

     The estimated fair value of these contracts at December 31, 2002 and March 31, 2003 of $5,292,597 and $11,575,115, respectively and is included in the accompanying balance sheets at December 31, 2002 and March 31, 2003 as a current liability of $3,379,875 and $8,224,705, respectively and as a non-current liability of $1,912,722 and $3,350,410, respectively. At March 31, 2002 and March 31, 2003, the unrealized loss of $11,947,692 and $5,892,062, respectively is included in the accompanying statement of operations as "Loss on Derivative Contracts".

     The Company is exposed to credit risk in the event of nonperformance by the counterparty in the commodity price SWAP contracts; however, the Company does not anticipate nonperformance by the counterparty.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standard's Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and is applicable to all companies. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in SFAS No. 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statue, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. The Company adopted SFAS No. 143 effective January 1, 2003 (See Note 6 - "Oil and Natural Gas Properties").

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

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment is effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard did not have an immediate effect on our consolidated financial statements.

     On June 20, 2002, FASB's Emerging Issues Task Force (EITF) reached a partial consensus on Issue No. 02-03, Recognition and Reporting of Gains and Losses on Energy Trading Contracts under EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, and No. 00-17, Measuring the Fair Value of Energy-Related Contracts in Applying Issue No. 98-10. The EITF concluded that, effective for periods ending after July 15, 2002, mark-to-market gains and losses on energy trading contracts (including those to be physically settled) must be retroactively presented on a net basis in earnings. In addition, companies must disclose volumes of physically-settled energy trading contracts. The adoption of this consensus did not have an impact on our results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The

Company has adopted the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost is recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future exit or disposal costs as well as the amount recognized.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which disclosures are effective for financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, and do not represent significant commitments or contingent liabilities of the indebtedness of others.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure,' which amended SFAS No. 123 "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the change used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. The Company does not offer employee stock-based compensation; therefore SFAS No. 148 did not have an effect on its consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2002, however, disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company did not consolidate any additional entities as a result of the adoption of FIN 46.

     In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

NOTE 6 - OIL AND NATURAL GAS PROPERTIES

     During the second quarter of 2002, the Company participated in the successful drilling and completion of the Champion #1-H well in Grimes County, Texas. The well was brought into production during the second quarter of 2002. Currently, the title to this well is in dispute. At December 31, 2002 and March 31, 2003, the net cost to drill and complete the well, offset by production revenue and lease operating expense, in the amount of $2,578,895 and $1,539,573, respectively is shown on the accompanying balance sheet as other assets, pending resolution of the title dispute.

Adoption of SFAS 143, "Accounting for Asset Retirement Obligations"

     Effective January 1, 2003, the Company adopted SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires that the fair value of a liability for an asset's retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement cost is capitalized as part of the carrying value of the long-lived asset. Subsequently, the asset retirement cost is amortized to expense over the useful life of the asset. The majority of the asset retirement obligation recorded relates to the expected plugging and abandonment costs of oil and natural gas wells and the removal of pipeline, compressor and related production facilities. The adoption of SFAS 143 resulted in our recording a net-of-tax cumulative effect of change in accounting principle loss of $11.5 million, a current asset retirement obligation of $11.5 million, a long-term retirement obligation of $12.6 million and an increase to oil and natural gas properties of $12.6 million. The remainder of the retirement obligation will be accreted over the remaining useful life our oil and natural gas properties and production facilities.

     During the quarter ended March 31, 2003, the Company recognized accretion expense as a result of the asset retirement obligation of approximately $0.9 million, which has been included in depreciation, depletion and amortization expense in the accompanying consolidated statement of operations. As of December 31, 2002 and March 31, 2003, the Company had $5.3 million and $5.4 million, respectively of restricted cash and bonds pledged for the future plugging and abandonment of our oil and natural gas wells and related production facilities.

NOTE 7 - CONTINGENCIES

     The Company is currently involved in various legal disputes with its former Chief Executive Officer in which he alleges certain members of the Company's board of directors violated fiduciary duties to the Company's shareholders by entering into a Waiver, Agreement and Supplement ("Waiver") to the Indenture for its senior secured notes. The Waiver, among other things, allowed the Company to add a scheduled interest payment, in the amount of $8,125,000, to the balance of the notes. The suit further alleges the Company entered into the Waiver transaction with the intended effect of diluting the former executive to a minority interest in the Company. The Company has filed claims against the former executive, and related entities, alleging, among other things, breach of fiduciary responsibility with respect to improper use and diversion of corporate funds used to improve a property, owned by an entity related to the former executive, for which title has not been properly conveyed to the Company. Additionally, the Company vacated its office space, which was leased from Lovett Properties, Ltd. ("Lovett"), an entity owed by the Company's former Chief Executive Officer ("Bowman") as of the end of March 2003. Lovett has counterclaimed against the Company alleging a breach of the lease agreement, which Bowman and Lovett contend binds the Company to continue leasing from Lovett for approximately another three years. Under the terms of the lease agreement with Lovett, the monthly base rental was $26,000 per month and the Company was responsible for certain expenses associated with the building, including property taxes, insurance, maintenance and utilities. The Company has alleged that the lease is void and unenforceable because it was unfair to the Company, and was entered into in violation of Bowman's fiduciary obligation to the Company. As a result of the Company's decision to vacate the Lovett offices, net capitalized leasehold improvements in the amount of $306,469 were charged to expense during the first quarter of 2003. Accordingly, as required by FASB No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a lease termination liability of $208,142, which represents the fair value of the exit costs associated with the rejection of the Lovett lease agreement, net of estimated sublease rental income. The liability will be amortized to expense over the remaining life of the lease agreement. Although the outcome of these matters is uncertain, the Company does not anticipate that their resolution will have any additional material adverse impact on the Company's consolidated financial position or results of operations.

NOTE 8 - SUBSEQUENT EVENTS

     On March 31, 1999, Chieftain International (U.S.), Inc. ("Chieftain") filed suit against us in the United States District Court for the Eastern District of Louisiana (the "District Court") alleging that we owed certain joint interest expenses in the approximate amount of $3.0 million, together with accrued interest, attorney's fees, and costs, in connection with Chieftain's operation of two offshore mineral leases. On April 17, 2002, we entered into an agreement with Chieftain to stay the litigation for a six-month period in which we conducted an audit of Chieftain's books and records relating to the litigation. We completed our joint audit of Chieftain's books and records and entered into a final settlement and release agreement (the "Agreement") effective April 24, 2003. As a result of the joint interest audit and pursuant to the agreement, Chieftain credited back to Tri-Union approximately $0.9 million plus interest. Chieftain further agreed to release to us the remaining amount of restricted cash held in escrow since our emergence from bankruptcy totaling approximately $0.5 million. We agreed to pay Chieftain approximately $0.8 million, which represents the total of outstanding billings owed Chieftain from the end of the audit period through March 31, 2003.

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

     At December 31, 2002, our net proved reserves were 187.3 Bcfe with a PV-10 Value of $241.7 million. Our total proved reserve quantities at December 31, 2002 decreased by 2.3% versus those at December 31, 2001. The decrease in total proved reserves was primarily due to the sale in 2002 of 21 producing fields. At December 31, 2001, these 21 fields had 1,222 Mbbl and 14,930 Mmcf, or 22,264 Mmcfe of net proved reserves. This decrease was offset by extension and discovery reserve additions of 587 Mbbl and 11,368 Mmcf, or 14,892 Mmcfe, primarily in our AWP and Giddings fields in the Gulf Coast area and Willows Beehive field in California. The increase in reserves was primarily the result of lower operating costs, extended producing lives and adjustments for well performance history. Our capital budget has been primarily focused on converting proved developed non-producing and proved undeveloped reserves to production.

      During 2002 and the first quarter of 2003 our capital expenditures on oil and gas activities totaled approximately $6.5 and $.5 million, respectively. These expenditures related to operations in our three core areas. During 2002, 51%, or $3.3 million of our capital expenditures were for the drilling and recompletion of 58 projects primarily on California and Gulf Coast properties. The remaining 49%, or $3.2 million of our capital expenditures were primarily for the development of PUD acreage in Grimes County, Texas and plugging and abandonment work on 4 properties. During the first quarter of 2003, 72%, or $0.4 million of our capital expenditures were for a fracture stimulation and running tubing on our Westbury Farms #1 well in Constitution field. The remaining 28%, or $0.1 million of our capital expenditures were for recompletion activity on 5 wells in Hastings, Sour Lake and SE Winnie fields.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     For the three months ended March 31, 2003, consolidated net loss was $22,794,750 as compared to consolidated net loss of $17,541,235 for the three months ended March 31, 2002.

     OIL AND GAS REVENUES. Oil and natural gas revenues decreased $1,317,217, or 12%, to $9,993,436 for the three months ended March 31, 2003, from $11,310,653 for the three months ended March 31, 2002. The decrease in oil and natural gas revenues was primarily the result of a decrease in production during the period. Additionally, we sold our Louisiana properties during the second quarter of 2002, certain of our Gulf Coast properties during the second and fourth quarter of 2002, and shut-in one Texas offshore property in the first quarter of 2002. Additionally, during the first quarter of 2003, one of our Louisiana offshore properties was shut-in due to storm damage. These sold and shut-in properties produced 504 Mcfe of production during the first quarter 2002. The decrease in oil and natural gas revenues is also attributable to our experiencing general production declines primarily in our West Hastings, Sour Lake, Spindletop, Constitution, Grimes and Sycamore fields. These properties experienced a total of 427 Mcfe of production declines in the first quarter of 2003 when compared to the first quarter of 2002. The decrease in oil and natural gas revenue was partially offset by a $0.99 per Mcfe, or 27% increase in the average price received for the sale of production during the quarter ended March 31, 2003 when compared to the average price received during the quarter ended March 31, 2002. The following table summarizes the consolidated results of oil and natural gas production and related pricing for the three months ended March 31, 2002 and 2003:

                                                                  For the Three Months Ended March 31,
                                                              --------------------------------------------
                                                                   2002           2003         % Change
                                                              -------------  -------------   -------------

         Oil production volumes (Mbbls) ...................             253            185        -27%
         Gas production volumes (Mmcf) ....................           1,549          1,024        -34
              Total (Mmcfe) ...............................           3,065          2,134        -30

         Average oil price (per Bbl) ......................          $23.20         $29.53         27%
         Average gas price (per Mcf) ......................            3.52           4.43         26
         Average price (per Mcfe) .........................            3.69           4.68         27

     LOSS ON DERIVATIVE CONTRACTS. In connection with the issuance of the senior secured notes, we agreed to maintain, subject to certain conditions, on a monthly basis, a rolling two-year derivatives contract until the maturity of the notes on approximately 80% of our projected oil and natural gas production from proved developed producing reserves. Additionally, in June 2001, we entered into two-years of derivative contracts on the basis differential attributable to approximately 80% of our projected proved developed producing natural gas production from our California properties. These derivative contracts have not been designated for hedge accounting under FAS 133; therefore, the Company marks these transactions to fair value. Changes in the fair value during the period are recorded as gains or losses on derivative contracts. On March 31, 2002, we terminated certain of our derivative contracts and replaced them with contracts providing for price floors at the prices specified under the terms of the senior secured notes of $2.75 per MMBtu of natural gas and $18.50 per barrel of crude oil. Proceeds from the sale of these contracts were $2,252,971. The purchase price of the floor contracts of $1,797,942 has been financed by the Company's derivative contracts counterparty. The change in estimated fair value of these contracts during the three months ended March 31, 2002 and 2003 resulted in a net non-cash loss on derivative contracts of $11,947,692 and $5,892,062, respectively.

     OTHER. Other income decreased $927,487 or 96% to $41,898 for the three months ended March 31, 2003 when compared to $969,385 for the three months ended March 31, 2002. The decrease was primarily the result of the sale of emission reduction credits in the amount of $818,850 from our Hastings field during the first quarter of 2002. There were no sales of emission reduction credits during the first quarter of 2003. Additionally, the decrease is the result of a decrease in the amount of interest, management fee and transportation income of $106,853 during the three months ended March 31, 2003 when compared to the three months ended March 31, 2002.

     LEASE OPERATING EXPENSE. Lease operating expense decreased $1,019,961, or 21%, to $3,732,613 for the three months ended March 31, 2003 from $4,752,574 for the three months ended March 31, 2002. Lease operating expense was $1.75 per Mcfe for the three months ended March 31, 2003, an increase of $0.20 per Mcfe or 13% from $1.55 per Mcfe for the three months ended March 31, 2002. The decrease in lease operating expense is partially the result of the sale of our Louisiana properties during the second quarter of 2002 and certain of our Gulf Coast properties during the second and fourth quarter of 2002. Additionally, the decrease in lease operating expense is the result of the shut-in of five Texas offshore properties in the first quarter of 2002, the shut-in of an additional Texas offshore property in the second quarter of 2002 and the shut-in of a Louisiana offshore property during the first quarter of 2003 due to storm damage. The decrease in lease operating expense calculated on a unit of production basis is primarily the result of a 931 Mcfe, or 30%, decrease in production volumes and a 21% decrease in lease operating expense during the quarter ended March 31, 2003 when compared to the quarter ended March 31, 2002.

     WORKOVER EXPENSE. Workover expense decreased $890,541, or 46%, to $1,061,355 for the three months ended March 31, 2003 from $1,951,896 for the three months ended March 31, 2002. Workover expense was $0.50 per Mcfe for the three months ended March 31, 2003, a decrease of 22% from $0.64 per Mcfe for the three months ended March 31, 2002. The decrease is primarily the result of the Company's decision to restrict the use of cash during the first quarter of 2003. During the three months ended March 31, 2003, workover expense, calculated on a unit of production basis decreased by $0.14, or 22% per Mcfe.

     PRODUCTION TAXES. Production taxes decreased by $63,162 or 28% to $166,360 for the three months ended March 31, 2003 from $229,522 for the three months ended March 31, 2002. Production taxes were $0.08 per Mcfe for the three months ended March 31, 2003, an increase of 4% from $0.07 per Mcfe for the three months ended March 31, 2002. Decreases in oil and natural gas production and revenues during the three months ended March 31, 2003, resulted in a proportionate decrease in the amount of production taxes incurred during the period.

     DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE ("DD&A"). DD&A expense increased by $28,485 or 1%, to $2,523,749 for the three months ended March 31, 2003 from $2,495,264 for the three months ended March 31, 2002. DD&A was $1.18 per Mcfe for the three months ended March 31, 2003, an increase of 45% from $0.81 per Mcfe for the three months ended March 31, 2002. The increase in DD&A is primarily the result the Company's adoption of SFAS 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003 more fully described below in "Cumulative Effect of Change in Accounting Principle". SFAS 143 requires that the fair value of a liability for an asset's retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement cost is capitalized as part of the carrying value of the long-lived asset. Subsequently, the asset retirement obligation is amortized to expense over the useful life of the asset. Accordingly, $0.9 million of this capitalized retirement obligation was expensed during the first quarter of 2003. This increase was offset by a 931 Mcfe, or 30%, decrease in the amount of depletion recorded from production activities during the first quarter of 2003.

     GENERAL AND ADMINISTRATIVE EXPENSE ("G&A"). G&A increased $582,814, or 49%, to $1,782,347 for the three months ended March 31, 2003 from $1,199,533 for the three months ended March 31, 2002. G&A was $0.84 per Mcfe for the three months ended March 31, 2003, an increase of 113% from $0.39 per Mcfe for the three months ended March 31, 2002. The increase was primarily the result of a $671,629 increase in legal expenses. This increase was partially offset by a decrease in payroll and payroll related burdens in the amount of $473,942 and a decrease in travel and entertainment expenses of $114,947. Additionally, the Company vacated its office space, which was being leased from Lovett Properties, Ltd. ("Lovett"), a Bowman affiliate as of the end of March 2003. As a result of this relocation, net capitalized leasehold improvements in the amount of $306,469 were expensed during the first quarter of 2003 (see Item 1 - "Legal Proceedings"). Lovett has counterclaimed against the Company alleging a breach of the lease agreement, which Bowman and Lovett contend binds the Company to continue leasing from Lovett for approximately another three years. Under the terms of the lease agreement with Lovett, the monthly base rental was $26,000 per month and we were responsible for certain expenses associated with the building, including property taxes, insurance, maintenance and utilities. Although the outcome of this matter is uncertain, as required by FASB No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a liability of $208,142 which represents the fair value of the exit costs associated with the rejection of the Lovett lease agreement, net of estimated sublease rental income. The liability will be amortized to expense over the remaining life of the lease agreement. The 52% increase in G&A calculated on an Mcfe basis is primarily attributable to a 30% decrease in production volumes during the three months ended March 31, 2003 when compared to the three months ended March 31, 2002.

     INTEREST EXPENSE. Interest expense decreased $881,265 or 12%, to $6,272,664 for the three months ended March 31, 2003 from $7,153,929 for the three months ended March 31, 2002. The decrease in interest expense is the result of a decrease in the amount of outstanding debt on which interest is calculated. Our outstanding interest bearing debt balance was $118.0 million at March 31, 2003, a $12.0 million decrease from $130.0 million at March 31, 2002. Additionally, the decrease is attributable to a decrease of amortization of deferred loan costs to interest expense of $1,657,367 for the three months ended March 31, 2002 when compared to $1,402,384 for the three months ended March 31, 2003.

     REORGANIZATION COSTS. We filed a voluntary petition for relief under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division on March 14, 2000. As a result, we incurred certain reorganization costs. During the three months ended March 31, 2003, a reduction in the amount of $61,175 was recorded to previously expensed reorganization costs. This compares to reorganization costs in the amount of $90,863 during the three months ended March 31, 2002.

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. The Company adopted SFAS 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003. SFAS 143 requires that the fair value of a liability for an asset's retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement cost is capitalized as part of the carrying value of the long-lived asset. Subsequently, the asset retirement cost is amortized to expense over the useful life of the asset. The majority of the asset retirement obligation we recorded relates to the plugging and abandonment of oil and natural gas wells and the removal of pipeline, compressor and related production facilities. The adoption of SFAS 143 resulted in our expensing a net-of-tax cumulative effect of change in accounting principle loss of $11.5 million at January 1, 2003.

LIQUIDITY AND CAPITAL RESOURCES

    Historically our primary source of capital consists of cash flows generated from the production of our oil and natural gas properties and the issuance of the senior secured notes. During 2003, we may generate additional working capital from the sale of oil and natural gas properties.

    During 2002 and continuing into 2003, our primary uses of capital are for the payment of principal and interest on our senior secured notes and for the development of our oil and natural gas properties.

    In connection with the issuance of the notes, we agreed to maintain, on a monthly basis, a rolling two-year hedge program until the maturity of the notes, subject to certain conditions. As of March 31, 2003, the Company has oil and natural gas SWAP contracts in place through February 2005. In consideration of management's plans to market all or part of the Company's oil and natural gas properties, the Company does not plan to enter into additional SWAP contracts.

    At March 31, 2003, our unrestricted cash balance was $2.9 million, a $1.4 million increase from our cash balance at December 31, 2002.

    Net cash provided by operating activities decreased $8.8 million to $0.3 million for the three months ended March 31, 2003 compared to net cash provided by operating activities of $9.1 million for the three months ended March 31, 2002. The decrease is partially the result of a the Company's reported net loss of $22.8 million for the three months ended March 31, 2003 when compared to a net loss of $17.5 million for the three months ended March 31, 2002. During the three months ended March 31, 2003, we recorded a loss on the mark-to-market value of our derivative contracts of $5.9 million when compared to a loss on the mark-to-market value of derivative contracts of $12.0 million for the three months ended March 31, 2002, a decrease of $6.1 million. Cash settlements paid on our derivative contracts during the three months ended March 31, 2003 were $1.8 million when compared to cash settlements received of $2.6 million during the three months ended March 31, 2002, resulting in a $4.4 million decrease. On June 18, 2001, we deposited $13.5 million into a restricted cash account as required by our plan of reorganization to satisfy the payment in full of all remaining disputed pre-petition claims. As of March 31, 2003, $11.9 million of the cash deposited into this restricted account had been disbursed to us or to claimants of pre-petition claims. At March 31, 2003, the balance in the restricted account was $1.6 million. Additionally, during the three months ended March 31, 2003 accounts receivable and accounts payable and accrued liabilities decreased $4.0 million when compared to the three months ended March 31, 2002. These decreases were offset by an $11.5 million loss as a result of our adoption of SFAS 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003.

Net cash provided by investing activities was $1.5 million during the three months ended March 31, 2003 compared to net cash used in investing activities of $3.5 million during the three months ended March 31, 2002. The increase in net cash provided by investing activities is primarily the result of a decrease in additions to oil and natural gas properties of $3.0 million during the three months ended March 31, 2003 when compared to the three months ended March 31, 2002. Additionally, the Company recorded net cash settlements under derivative contracts of $1.8 million during the quarter ended March 31, 2002.

CAPITAL REQUIREMENTS

     Historically, our principal sources of capital have been cash flow from operations, short-term reserve-based bank loans, proceeds from asset sales and the offering of our 12.5% senior secured notes. Our principal uses for capital have been the development of oil and natural gas properties.

     At March 31, 2003, we had $118.1 million of 12.5% senior secured notes outstanding. The notes mature on June 1, 2006 and require amortization payments of the greater of $20.0 million and 15.3% as of June 1, 2003 and an amortization payment of the greater of $15.0 million and 11.5% as of June 1, 2004. A final amortization payment of $83.1 million is due June 1, 2006. Interest is payable semi-annually on June 1 and December 1 of each year. On June 1, 2002, the Company was required to make a $28.1 million payment of principal and interest on its senior secured notes, and an additional scheduled interest payment of approximately $7.4 million was due on December 1, 2002. In addition, the Company has a scheduled principal and interest payment of approximately $27.4 million due June 1, 2003. The Company made its scheduled principal payment of $20.0 million due on June 1, 2002, but refinanced its scheduled interest payment of $8.1 million into additional promissory notes under the terms of a Waiver, Agreement and Supplemental Indenture (the "Waiver"). The Company is currently in default under the terms of the Indenture as amended by the Waiver. Holders of the senior secured notes, subject to the requirements set forth in the Indenture, can declare the balance of the outstanding principal and interest due on demand (see Item 3 - "Defaults Upon Senior Securities"). Accordingly, the senior secured notes and related deferred loan costs have been classified as current in the accompanying consolidated balance sheet at March 31, 2003. While the Company continues to delay certain of its workover and capital improvement projects in order to maximize available cash to meet its debt obligations, the foregoing event of default could have a material adverse impact on the Company's ability to meet its debt and working capital requirements. Should the noteholders demand payment on the notes, the Company will not have the ability to generate sufficient resources to satisfy this obligation. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company is currently evaluating its alternatives regarding the June 1, 2003 scheduled payment of principal and interest due on the senior secured notes. These alternatives include the marketing of its oil and natural gas properties, the restructuring of the senior secured notes and arranging for additional capital.

     To the extent the cash generated from oil and gas property sales and cash flows from continuing operations are insufficient to meet our scheduled debt obligations and our projected working capital needs, we will have to raise additional capital or restructure the senior secured notes. No assurance can be given that the Company can restructure the senior secured notes or that additional funding will be available, or if available, will be on terms acceptable to us. Uncertainty regarding the amount and timing of any proceeds from our plans to raise additional capital raises substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standard's Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and is applicable to all companies. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in SFAS No. 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statue, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. The Company adopted SFAS No. 143 effective January 1, 2003 (See Note 6 - "Oil and Natural Gas Properties").

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

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment is effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard did not have an immediate effect on our consolidated financial statements.

     On June 20, 2002, FASB's Emerging Issues Task Force (EITF) reached a partial consensus on Issue No. 02-03, Recognition and Reporting of Gains and Losses on Energy Trading Contracts under EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, and No. 00-17, Measuring the Fair Value of Energy-Related Contracts in Applying Issue No. 98-10. The

EITF concluded that, effective for periods ending after July 15, 2002, mark-to-market gains and losses on energy trading contracts (including those to be physically settled) must be retroactively presented on a net basis in earnings. In addition, companies must disclose volumes of physically-settled energy trading contracts. The adoption of this consensus did not have an impact on our results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company has adopted the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost is recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future exit or disposal costs as well as the amount recognized.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which disclosures are effective for financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, and do not represent significant commitments or contingent liabilities of the indebtedness of others.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure,' which amended SFAS No. 123 "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the change used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. The Company does not offer employee stock-based compensation; therefore SFAS No. 148 did not have an effect on its consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2002, however, disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company did not consolidate any additional entities as a result of the adoption of FIN 46.

     In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

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

     Our significant accounting policies are described in Note 3 in the Notes to Consolidated Financial Statements on our December 31, 2002 report filed on form 10K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

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

     Accounting for Asset Retirement Obligations - Effective January 1, 2003, the Company adopted SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires that the fair value of a liability for an asset's retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement cost is capitalized as part of the carrying value of the long-lived asset. Subsequently, the asset retirement cost is amortized to expense over the useful life of the asset. The majority of the asset retirement obligation recorded relates to the plugging and abandonment of oil and natural gas wells, the removal of pipeline, compressor and related production facilities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments Used In Our Production

     We have entered into a combination of natural gas and crude oil price swap and price floor derivative agreements with counterparties to manage commodities price risk associated with a portion of our production. These derivatives are not held for trading purposes. Under the price swap derivative agreements, we receive a fixed price on a notional quantity of natural gas and crude oil in exchange for paying a variable price based on a market index, such as the NYMEX natural gas and crude oil futures. Under the price floor agreements, we have purchased the right to obtain a minimum fixed price on a notional quantity of natural gas and crude oil. On March 31, 2002, we terminated certain of our price swap derivative contracts and replaced them with price floors at prices specified under the terms of the senior secured notes of $2.75 per MMBtu of natural gas and $18.50 per barrel of crude oil. Proceeds from the sale of the price swap contracts were $2,252,971. The purchase price of the floor contracts of $1,797,943 has been financed by the Company's derivative contracts counterparty. As of April 1, 2003, the Company has oil and natural gas SWAP contracts in place through February 2005. In consideration of management's plans to market all or part of the Company's oil and natural gas properties, additional SWAP contracts will not be put in place. The following table reflects the production volumes and the weighted average prices under our commodities price swaps, which remain in place at March 31, 2003:


                                                NYMEX SWAPS
                                  ---------------------------------------
                                      VOLUME               NYMEX PRICE
                                  ---------------      ------------------
        QUARTER ENDING             MMCF     MBBL       $/MMBTU     $/BBL
        --------------            ------   ------      -------    -------
    June 30, 2003 ............      404       --         4.04         --
    September 30, 2003........      708      177         3.27      22.33
    December 31, 2003 ........      708      177         3.44      20.69
    March 31, 2004 ...........      462      115         3.36      20.97
    June 30, 2004 ............      711      152         3.67      23.01
    September 30, 2004 .......      718      153         3.58      22.99
    December 31, 2004 ........      718      153         3.69      22.68
    March 31, 2005 ...........      461       98         4.11      23.08


The prices presented above are averages for each of the quarters indicated.

     The following table sets forth the production volumes, which are protected with price floors of $2.75 per MMBtu of natural gas and $18.50 per barrel of crude oil as of March 31, 2003:

                                              NYMEX FLOORS
                                          -------------------
                                                VOLUME
                                          -------------------
           QUARTER ENDING                 MMCF          MBBL
           --------------                 -----         ----
     June 30, 2003 ...............         909           173
     March 31, 2004 ..............         242            52

     Additionally, at April 1, 2003, the Company held 9 months of commodity SWAP contracts whereby the basis differential attributable to 70 Mmcf of monthly natural gas production from our California properties is hedged through December 31, 2003. These California contracts will settle on the basis differential between NYMEX and PG&E Citygate.

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

Disputes with Richard Bowman and Affiliates

     On August 9, 2002, shareholder and former Chief Executive Officer Richard Bowman ("Bowman") filed suit against the Company, certain members of its board of directors, and Jefferies & Company, Inc. ("Jefferies") in the District Court of Harris County, Texas 55th Judicial District (the "Court"). Bowman primarily asserts claims, individually and derivatively, complaining of and contesting the Company's entry into the Waiver to the Indenture and related transactions. Among other challenges, Bowman complains that the issuance of stock in connection with the Waiver inappropriately and intentionally diluted Bowman's ownership in the Company below 50% of the outstanding stock. Among other relief, Bowman seeks to rescind or void the Waiver and related stock issuance. The Company intends to vigorously defend against Bowman's attempt to rescind the Waiver.

     The Company has also filed claims in the lawsuit, including counterclaims against Bowman and third-party claims against Atasca Resources, Inc. ("Atasca"), Tribo Production Company ("Tribo Production"), and Lovett Properties, Ltd. ("Lovett"), three entities owned and controlled by Bowman. The claims against Bowman allege, among other things, multiple breaches by Bowman of fiduciary duties owed to the Company. The claims against Atasca relate to disputes concerning Bowman's actions with respect to a certain gas well known as the Champion 1-H well in Grimes County. The claims against Tribo Production and Lovett relate to the lease of the Company's corporate office on Lovett Boulevard in Houston, which was leased from these Bowman affiliates. The Company's claims are that Bowman has improperly used and diverted corporate funds for his own benefit and for the benefit of his affiliates.

     The Company vacated its Lovett offices as of the end of March 2003. Lovett has counterclaimed against the Company alleging breach of the lease agreement, which Bowman and Lovett contend binds the Company to continue leasing from Lovett for approximately another three years. The Company has alleged that the lease is void and unenforceable because it was unfair to the Company, and was entered into in violation of Bowman's fiduciary obligation to the Company.

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

     In March 2003, Bowman and his affiliates, the Company, and Jefferies reached an agreement to temporarily defer most of the proceedings in both the Harris County and Grimes County actions. The parties have asked the Court for a trial setting in the Harris County action in January 2004.

Chieftain International

     On March 31, 1999, Chieftain International (U.S.), Inc. ("Chieftain") filed suit against us in the United States District Court for the Eastern District of Louisiana (the "District Court") alleging that we owed certain joint interest expenses in the approximate amount of $3.0 million, together with accrued interest, attorney's fees, and costs, in connection with Chieftain's operation of two offshore mineral leases. Chieftain took no action with regard to its lawsuit during our bankruptcy, as the litigation in the District Court was stayed pursuant to 11 U.S.C. ss.362. Since emerging from bankruptcy, Chieftain successfully re-opened the litigation in the District Court and has claimed that we now owe approximately $5.1 million, together with accrued interest, attorneys' fees, and costs. However, pursuant to our confirmed plan of reorganization, approximately $5.5 million was segregated in an interest bearing account pending the trial and/or non-judicial resolution of our dispute with Chieftain. On April 17, 2002, we entered into an agreement with Chieftain to stay the litigation for a six-month period in which we conducted an audit of Chieftain's books and records relating to the litigation and transferred to Chieftain $5.0 million of the funds segregated pending the trial and/or non-judicial resolution of our dispute with Chieftain. We completed our joint audit of Chieftain's books and records and entered into a final settlement and release agreement (the "Agreement") effective April 24, 2003. As a result of the joint interest audit and pursuant to the agreement, Chieftain credited back to Tri-Union approximately $0.9 million plus interest. Chieftain further agreed to release to us the restricted cash held in escrow totaling approximately $0.5 million. We agreed to pay Chieftain approximately $0.8 million, which represents the total of outstanding billings owed Chieftain from the end of the audit period through March 31, 2003.

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

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Company issued 130,000 units including $130,000,000 in aggregate principal amount of its 12.5% Series A Senior Secured Notes due 2006 on June 18, 2001. On June 3, 2002, the Company timely made a $20,000,000 aggregate principal payment due under the terms of the notes but did not make a $8,125,000 aggregate accrued cash interest payment due on the notes, which was also due on June 3, 2002. The Company refinanced its scheduled interest payment through the issuance of additional promissory notes (the "New Notes") under the terms of a Waiver, Agreement and Supplemental Indenture (the "Waiver") with terms identical to the terms of the Series A Notes.

     The Waiver contained additional covenants some of which required the Company to obtain clear title to an oil and gas property and subject this property to a lien by no later than August 2, 2002 and required the Company to maintain minimum daily production levels of 28.5 Mmcfe of average daily production. Additionally, the Waiver required the Company to report EBITDA, as adjusted to exclude the non-cash effect of any oil and natural gas hedging contracts, as of the end of the third quarter of 2002, at a level of $4.0 million ("Base EBITDA") and, as of the end of each fiscal quarter thereafter, to report Base EBITDA compounded by an additional 5% for each succeeding fiscal quarter. Additionally, pursuant to the Waiver, the Company was required to file a registration statement with the Securities and Exchange Commission ("SEC") relative to the new notes and to cause that registration statement to become effective on or before March 3, 2003. As the Company was unable to obtain clear title to an oil and gas property and to maintain the required production levels, or to report the required amounts of EBITDA, and has not filed or caused a registration statement to become effective with the SEC, several events of default have occurred under the terms of the Waiver.

     In connection with the original issuance of the notes on June 18, 2001, we agreed to maintain, on a monthly basis, a rolling two-year hedge program until the maturity of the notes, subject to certain conditions. As of March 31, 2003, the Company has oil and natural gas SWAP contracts in place through February 2005. In consideration of management's plans to market all or part of the Company's oil and natural gas properties, additional SWAP contracts will not be put in place. As a result, a default exists pursuant to the Indenture, which requires the Company to maintain a two-year hedge program.

      These defaults accelerate the principal and interest payments due on the notes and if not cured, allow the noteholders, subject to the provisions of the Indenture, by notice to the Company, to declare all the notes then outstanding to be due and payable upon demand. Although no such declaration or demand has been made upon the Company, the senior secured notes and related deferred loan costs have been classified as current in the accompanying consolidated balance sheet at March 31, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



EXHIBIT
NUMBER                                  DESCRIPTION
-------   ----------------------------------------------------------------------
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

2.2       Agreement and Plan of Merger between Tribo Petroleum Corporation and
          Tri-Union Development Corporation, dated July 27, 2001 (1)

3.1       Restated Articles of Incorporation for Tri-Union Development
          Corporation, as amended through July 2001. (1)

3.2 By-laws of Tri-Union Development Corporation as amended and restated through June 18, 2001. (1)

3.3 Certificate of Incorporation for Tri-Union Operating Company dated as of November 1, 1974, as amended through May 30, 1996. (1)

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

21.1      Subsidiaries of Registrant. (1)

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

                                TRI-UNION DEVELOPMENT CORPORATION





   May 15, 2003                 By:    /s/ James M. Trimble
------------------                 ---------------------------------------------
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


Date:               May 15, 2003
         --------------------------------------



      /s/ James M. Trimble
-----------------------------------------------
James M. Trimble
President and Chief Executive Officer

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


Date:               May 15, 2003
         --------------------------------------



      /s/ Suzanne R. Ambrose
-----------------------------------------------
Suzanne R. Ambrose
Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS

99.1     Certification of Chief Executive Officer

99.2     Certification of Chief Financial Officer